Form 10-Q
period 1998-09-30
EBS LITIGATION LLC
filed 1998-11-16
CIK 1066463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

                       Commission file number 000-24711


                            EBS Litigation, L.L.C.
            (Exact name of registrant as specified in its charter)

                  Delaware                                   13-3989964
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)

               90 Park Avenue
             New York, New York                                 10016
  (Address of principal executive offices)                    (Zip Code)

                                (212) 682-7474
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At September 30, 1998, there were 9,470,381 Class A Membership Units outstanding and 529,619 Class B Membership Units outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              STATEMENT OF INCOME

        For the Periods Ended September 30, 1998 and December 31, 1997


                                                                     Period
                                                                  September 25,
                                 Three months     Nine months     1997 (date of
                                    ended           ended           inception)
                                 September 30,   September 30,       through
                                     1998             1998         December 31,
                                  (unaudited)     (unaudited)         1997
Income:
   Defendant payment revenue       $2,125,000      $4,980,477      $ 9,991,975
   Interest                           102,722         349,150          106,048
                                   ----------      ----------      -----------
                                   $2,227,722      $5,329,627      $10,098,023
         Total income              ==========      ==========      ===========

Expenses:
   Transfer agent and
   settlement
   administration fees              $  13,137      $   60,588      $    67,224
   Legal and accounting fees           38,000         161,403           41,540
   Manager fees                        20,849          78,715           28,116
   Insurance                           24,796          74,658           26,575
   Other                                    -          75,026           12,132
                                   ----------      ----------      -----------
         Total expenses                96,782         450,390          175,587
                                   ----------      ----------      -----------

Net income                         $2,130,940      $4,879,237      $ 9,922,436
                                   ==========      ==========      ===========

  The accompanying notes are an integral part of these financial statements.

                                 BALANCE SHEET
                   September 30, 1998 and December 31, 1997


                                                 September 30, 1998      December 31, 1997
                                                    (unaudited)
Assets
Cash
   Available for general operations                  $9,451,504             $12,021,196
   Available for future holders of                      404,346                       -
   Class B Membership Units
Interest and distribution receivable                     37,651                  48,499
                                                     ----------             -----------
         Total assets                                $9,893,501             $12,069,695
                                                     ==========             ===========
Liabilities
         Accrued expenses                            $  195,200             $   147,259
                                                     ----------             -----------
                                                        195,200                 147,259
         Total liabilities                           ----------             -----------

Members' equity:
   Membership Units (Class A - 10,000,000
    authorized, 9,470,381 and 9,064,140
    issued and outstanding at
    September 30, 1998 and December 31,
    1997, respectively; Class B - 529,619
    and 935,860 authorized, issued and
    outstanding at September 30, 1998 and
    December 31, 1997, respectively)                          -                       -
    Paid-in capital                                           -               2,000,000
    Retained earnings                                 9,698,301               9,922,436
                                                     ----------             -----------
      Total member's equity                           9,698,301              11,922,436
                                                     ----------             -----------

      Total liabilities and members' equity          $9,893,501             $12,069,695
                                                     ==========             ===========

  The accompanying notes are an integral part of these financial statements.

                    STATEMENT OF CHANGES IN MEMBERS' EQUITY
                    For the Period Ended September 30, 1998

                              Class A      Class B
                            Membership   Membership     Paid In       Retained
                               Units        Units       Capital       Earnings       Total
Balance, December 31,
1997                         9,064,140      935,860   $ 2,000,000   $ 9,922,436   $11,922,436

Year-to-date capital
distribution
(unaudited)                          -            -    (2,000,000)   (5,103,545)   (7,103,545)


Year-to-date units
transferred (unaudited)        406,519     (406,519)            -             -             -

Units and proceeds
returned from June
distribution
(unaudited)                       (278)         278             -           173           173

Year-to-date income
(unaudited)                          -            -             -     4,879,237     4,879,237
                             ---------     --------   -----------   -----------   -----------

Balance, September 30,
1998 (unaudited)             9,470,381      529,619   $         -   $ 9,698,301   $ 9,698,301
                             =========     ========   ===========   ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                            STATEMENT OF CASH FLOWS
        For the Periods Ended September 30, 1998 and December 31, 1997


                                                                      Period
                                                                 September 25,
                                                                 1997 (date of
                                            Nine months ended     inception)
                                              September 30,         through
                                                  1998           December 31,
                                               (unaudited)           1997
Cash flows from operating activities:
   Net income                                     $ 4,879,237      $ 9,922,436
   Reconciliation of net income to cash flows
   provided by operating activities:
      Decrease (increase) in interest and
      distribution receivable                          10,848          (48,499)
      Increase in accrued expenses                     47,941          147,259
                                                  -----------      -----------
          Cash flows provided by operating
          activities                                4,938,026       10,021,196
                                                  -----------      -----------

Cash flows from financing activities:
     Return of distribution proceeds                      173                -
     Capital contribution                                   -        2,000,000
     Capital distribution                          (7,103,545)               -
                                                  -----------      -----------

          Cash flows provided by financing
          activities                               (7,103,372)       2,000,000
                                                  -----------      -----------
Net increase in cash and cash equivalents          (2,165,346)      12,021,196

Cash and cash equivalents at beginning of
period                                             12,021,196                -
                                                  -----------      -----------
Cash and cash equivalents at end of period        $ 9,855,850      $12,021,196
                                                  ===========      ===========


  The accompanying notes are an integral part of these financial statements.

                            EBS Litigation, L.L.C.
                         NOTES TO FINANCIAL STATEMENTS
                   September 30, 1998 and December 31, 1997

     The financial statements included herein have been prepared by the registrant, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation and are of a normally recurring nature. Certain information and footnote disclosures have been condensed in accordance with generally accepted accounting principles and pursuant to such rules and regulations. The registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements and notes thereto be read in conjunction with the financial statements and the notes thereto included in the registrant's Registration Statement on Form 10/A.

(1)  DESCRIPTION OF BUSINESS

EBS Litigation, L.L.C. (the "Company") is governed by a Members Agreement, dated as of September 25, 1997 (the "Members Agreement"). Pursuant to the Members Agreement, the Company's purposes are to (a) prosecute, settle and/or liquidate the Unresolved Avoidance Claims relating to the distribution by Edison Brothers Stores, Inc. ("Edison") of approximately 4.4 million shares of common stock of Dave & Busters, Inc. to holders of Edison common stock in the form of a dividend and all related transactions (the "Unresolved Avoidance Claims"), (b) receive, and administer the cash proceeds of the Unresolved Avoidance Claims, and (c) distribute the net proceeds to the appropriate holders of Membership Units (the "Members") in accordance with the Members Agreement.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION

These financial statements include the accounts of the Company for the periods from September 25, 1997 (date of inception) through December 31, 1997, January 1, 1998 through September 30, 1998, and July 1, 1998 through September 30, 1998 (Statement of Income only).

The accompanying unaudited financial statements as of and for the nine and three month periods ended September 30, 1998 include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments are of a normal recurring nature.

CASH AND CASH EQUIVALENTS

Cash consists of amounts held in an account in the Company's name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company's name.

ACCRUED EXPENSES

Accrued expenses include amounts payable to service providers and other vendors. Amounts are payable within one year.

DEFENDANT PAYMENT REVENUE

Defendant payment revenue is determined on an accrual basis and represents settlements with individual defendants of Avoidance Claims during the period.

INTEREST

Interest income is determined on the accrual basis. Interest receivable includes amounts due to be received within one year.

EXPENSES

All expenses of the Company are recorded on the accrual basis of accounting.

INCOME TAXES

The Company is not subject to income taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

(3)  MEMBERS' EQUITY

On September 25, 1997, Edison transferred the rights, title and interest in the Unresolved Avoidance Claims. In addition, as of September 25, 1997, Edison was obligated to provide cash funding to the Company of $2.0 million, which was subsequently paid on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company's Members Agreement and the Plan of Reorganization, Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims.

During February 1998, Edison exchanged an additional 278,734 Class B Membership Units for 278,734 Class A Membership Units of the Company and simultaneously distributed such Class A units to holders of Allowed General Unsecured Claims. All outstanding Class B Membership Units will eventually be exchanged and an equivalent number of Class A Membership Units distributed to the holders of Allowed General Unsecured Claims as required by the Members Agreement and Plan of Reorganization. At March 31, 1998, Edison held 657,126 Class B Membership Units.

(The information below has not been subjected to an audit.)

On April 15, 1998, the Company distributed $7.0 million to all Class A Membership Unit holders of record as of March 31, 1998. In addition, $.5 million was specifically held back for future holders of the remaining Class B Membership Units.

During June 1998, Edison exchanged an additional 127,785 Class B Membership Units for 127,785 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims. The Company distributed $0.1 million to the holders of the Class A Membership Units that were distributed in June 1998.

On August 26, 1998, the Company received a total of $2.1 million of settlement proceeds from Dave & Busters that will be available for future distributions to Class A Membership Unit holders.

(4)  SUBSEQUENT EVENTS (UNAUDITED)

CASH ON DEPOSIT AS OF NOVEMBER 13, 1998

As of November 13, 1998, the aggregate sum of $3.2 million was on deposit for the account of EBS Litigation. Such sum represents the sum of aggregate D&B Spinoff Settlement Proceeds, the L.L.C. funding amount and accrued interest through November 13, 1998, less disbursements through November 13, 1998.

DISTRIBUTION TO MEMBERS

On October 8, 1998, the Company distributed $6.6 million to all Class A Membership Unit holders of record as of October 1, 1998. In addition, $0.4 million is being held back for future holders of the remaining Class B Membership Units.

TRANSFER OF MEMBERSHIP UNITS

On November 13, 1998, Edison exchanged an additional 86,871 Class B Membership Units for 86,871 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims that had not previously received Class A Membership Units.

RETURN OF MEMBERSHIP UNITS

As of November 13, 1998, certain Class A Membership Unit holders returned 278 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in retained earnings at September 30, 1998 and will be made available for future distributions to holders of Class A Membership Units. At September 30, 1998, Edison held 529,619 Class B Membership Units.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition at and the results of operations of the Company for the period ended December 31, 1997 and the three and nine month periods ended September 30, 1998 and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere herein and to the Company's Form 10/A. References herein or therein to the period ended December 31, 1997 are to the period from September 25, 1997 (date of inception) to December 31, 1997.

     The Company, which was formed pursuant to the Plan and the Members Agreement, is a limited purpose entity which may not engage in any trade or business. The Company was organized for the exclusive purposes of (a) prosecuting, settling and/or liquidating the Unresolved Avoidance Claims, (b) receiving and administering the Avoidance Claim Proceeds, and (c) distributing the net Avoidance Claim Proceeds to holders of the Company's Class A Membership Units pursuant to the terms of the Members Agreement. The Company commenced its activities on September 25, 1997. Accordingly, there is no comparative financial information for periods ended September 30, 1997.

     On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7,779,974 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997 and approximately $2.1 million and $5.0 million in the three month and nine month periods ended September 30, 1998, respectively. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the period ended December 31, 1997 and the three and nine month periods ended September 30, 1998, the Company recognized $106,000, $103,000 and $349,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (i) fluctuations in interest rates, (ii) the amounts and timing of any Avoidance Claims Proceeds received in the future, (iii) the amounts and timing of any distributions to holders of Class A Membership Units, and (iv) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers and accountants and insurance expenses. The Company had expenses of $176,000, $97,000 and $450,000 for the period ended December 31, 1997 and the three and nine month periods ended September 30, 1998, respectively. These expenses are expected to fluctuate in future periods based on, among other factors, (i) the volume of transfers of Class B and Class A Membership Units, and (ii) the activity in any period in the D&B Spinoff Litigation.

     The Company, together with EBS Pension, L.L.C. (another limited liability company formed pursuant to the Plan), has agreed to indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers' and directors' insurance policy, and then from the $1.5 million reserve established by EBS Pension L.L.C. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company's assets.

     At December 31, 1997 and September 30, 1998, the Company had cash and cash equivalents of $12.0 million and $9.9 million, respectively. On October 8, 1998, the Company distributed an aggregate of $6.6 million to holders of Class A Membership Units as of October 1, 1998. When deciding the amount and timing of the October distribution, the Manager considered, among other things, (i) the terms of the Members Agreement governing distributions and (ii) the anticipated amount of future administrative and litigation expenses. At the time of the October distribution, in accordance with the Members Agreement, the Company reserved $0.4 million for distribution to persons who could become holders of Class A Membership Units after October 8, 1998. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance that any further distributions will be made.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

YEAR 2000

     In the light of the limited nature of the Company's activities, it does not believe its operations or financial condition are affected by Year 2000 issues, except insofar as it would be affected by a general interruption of telephone and utility services or if its Transfer Agent were unable to process distributions or transfers of Membership Units. The Company is seeking written assurances from its Transfer Agent as to Year 2000 compliance. If the Company does not receive adequate assurances or if, notwithstanding those assurances, the Transfer Agent were noncompliant, it would replace the Transfer Agent with one that has systems that are Year 2000 compliant.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Other than the D&B Spinoff Litigation referenced elsewhere herein, the Company is not involved in any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

     As described in the footnotes to the financial statements in Part I hereof, from time to time, Edison exchanges Class B Membership Units of the Company for Class A Membership Units of the Company and distributes such Class A Membership Units to holders of Allowed General Unsecured Claims as required by the Members Agreement and the Plan of Reorganization. Exchanges of this nature do not materially limit the rights of existing Class A Membership Unit holders. No such exchanges were made during the three months ended September 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K

    (A)  Exhibits    Description
         --------    -----------

         2.1*        Amended Joint Plan of Reorganization of Edison Brothers
                     Stores, Inc.

         3.1*        EBS Litigation, L.L.C. Certificate of Formation

         3.2*        EBS Litigation, L.L.C. Membership Agreement

         27.1        Financial Data Schedule


* Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24711)

     (B)  Reports on Form 8-K

          None.

                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EBS LITIGATION, L.L.C.


                                    /s/ PETER N. WANG
                                    ----------------------------
Date: November 16, 1998             Peter N. Wang, Manager