Form 10-K405
period 1998-12-31
EBS LITIGATION LLC
filed 1999-03-31
CIK 1066463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------


                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
   1934

                        Commission file number 000-24711

                             EBS Litigation, L.L.C.
             (Exact name of registrant as specified in its charter)


             Delaware                                   13-3989964
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
            incorporation)

                      c/o Friedman, Wang & Bleiberg, P.C.
                                 90 Park Avenue
                            New York, New York 10016
                              Attn: Peter N. Wang
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (212) 682-7474

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                            Class A Membership Units
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   There is no aggregate market value of the registrant's Class A Membership Units held by nonaffiliates of the registrant as of December 31, 1998. Book value of the registrant's Class A Membership Units as of December 31, 1998 was approximately $2.88 million.

   There were 10,000,000 Class A Membership Units outstanding as of February 28, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

   Unless otherwise noted, all references to "the Company" shall mean EBS Litigation, L.L.C., a Delaware limited liability company.

Background

   On September 9, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order in accordance with section 1129 of the Bankruptcy Code, 11 U.S.C. (S)(S) 101-1330, et seq., (the "Bankruptcy Code") confirming the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Plan") filed by Edison Brothers Stores, Inc. ("Edison") and its affiliated debtors in possession (collectively with Edison, the "Debtors"). The Plan became effective on September 26, 1997 (the "Effective Date").

   The Company was established pursuant to the Plan and the EBS Litigation, L.L.C. Members Agreement (the "Members Agreement"). Pursuant to the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claim which included, among other consideration, the holder's pro rata share of the Company's Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997 (the "Initial Distribution Date"). Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 1998, there were 10,000,000 Class A Membership Units and no Class B Membership Units of the Company issued and outstanding.

   The Plan further provided for the Debtors' transfer to the Company of their right, title and interest in and to all of the Debtors' potential fraudulent transfer causes of action under the Bankruptcy Code or applicable state law, arising in connection with (a) the June 29, 1995 distribution by Edison of approximately 4,404,560 shares of common stock (the "D&B Common Stock") in Dave & Buster's Inc., a Missouri corporation ("Dave & Busters"), to holders of Edison common stock (the "D&B Spinoff Stockholders") in the form of a dividend; and (b) all related transactions (the "D&B Spinoff"). The causes of action relating to the D&B Spinoff are referred to herein as the "Unresolved Avoidance Claims." Following transfer of the Unresolved Avoidance Claims to the Company, the Plan provided for the appointment of the Company as the representative of the Debtors' estates for the purpose of retaining and enforcing the Unresolved Avoidance Claims in accordance with section 1123(b)(3)(B) of the Bankruptcy Code and the Members Agreement.

   The Plan further obligated the Debtors to transfer the "L.L.C. Funding Amount," in an amount designated by the Official Committee of Unsecured Creditors appointed in the Debtors' chapter 11 cases (the "Creditors' Committee"), to the Company on the Effective Date. The Creditors' Committee designated $2 million as the L.L.C. Funding Amount payable to the Company; such L.L.C. Funding Amount was paid to the Company on October 16, 1997.

Formation of the Company and Summary of Certain Provisions of the Members Agreement

 Formation

   In accordance with the Plan, the Certificate of Formation of the Company was filed on September 24, 1997, with the office of the Delaware Secretary of State for the purpose of forming the Company as a limited liability company under the provisions and subject to the requirements of the State of Delaware, and in particular the Delaware Limited Liability Company Act, Del. Code Ann. tit.6, ch. 18 (the "Delaware Act"). The Certificate of Formation became effective on September 25, 1997 (the "Inception Date").

 Purposes

   The Company was organized solely for the purposes of (a) prosecuting, settling and/or liquidating the Unresolved Avoidance Claims; (b) receiving and administering all assets of the Company (i.e., the cash proceeds of the Unresolved Avoidance Claims or "Avoidance Claim Proceeds" as well as other property or proceeds received by the Company); and (c) distributing the net Avoidance Claim Proceeds to holders of Membership Units in the Company pursuant to the terms of the Members Agreement. The Company has no objective to engage in the conduct of any trade or business. In essence, the Company constitutes a vehicle for (a) converting the Unresolved Avoidance Claims to cash, whether by means of the D&B Spinoff Settlement (as defined in the Plan) or other settlement, or enforcement of a judgment ultimately obtained; and then (b) distributing all net cash to holders of Membership Units in the Company.

 Administration and the Manager

   The Company has no employees. The affairs of the Company are managed by the Manager. The Manager of the Company, as duly designated by the Creditors' Committee, is Peter N. Wang (in such capacity, the "Manager"). The principal office of the Company is maintained at the office of the Manager, which is the law office of Friedman, Wang & Bleiberg, P.C. ("FWB"), 90 Park Avenue, New York, New York 10016. The telephone number is (212) 682-7474.

   In furtherance of the Company's purposes and subject to the retained jurisdiction of the Bankruptcy Court as provided for in the Plan, the Manager is obligated to make continuing efforts to (1) prosecute, settle and/or liquidate the Unresolved Avoidance Claims, based upon the assessment of the Manager, with the advice of counsel and consultants retained by the Manager, of
(A) the likelihood that the Company will prevail on the merits, (B) the possible recovery on such litigation, (C) the estimated cost (and attendant delay) of such litigation, (D) the offer of settlement, (E) the resources of the Company that are available for prosecuting the Unresolved Avoidance Claims, and (F) any other matters that the Manager deems to be relevant to such assessment, and (2) make distributions of Avoidance Claim Proceeds; in each case in an expeditious but orderly manner intended reasonably to maximize the value of such distributions to the Members, but subject to the judgment and discretion of the Manager and the provisions of the Members Agreement. The Manager is not liable or accountable, in damages or otherwise, to the Company or to any Member for any action or inaction, except in the case of his willful breach of a material provision of the Members Agreement or gross negligence in connection with the performance of his duties under the Members Agreement.

   The Manager is empowered to retain such independent experts and advisors (including, but not limited to, law firms, tax advisors, consultants or other professionals) as the Manager may select to aid in the performance of his duties and responsibilities and to perform such other functions as may be appropriate in furtherance of the intent and purpose of the Members Agreement.

   The Members Agreement also requires the Manager to designate one of the Members as the "Tax Matters Partner" (as defined in the Section 6231 of the Internal Revenue Code). The Tax Matters Partner is required to represent the Company (at the Company's expense) in connection with all examinations of the Company's affairs by tax authorities and to expend Company funds for professional services associated therewith. The Tax Matters Partner also arranges for the preparation and timely filing of all returns required to be filed by the Company and the distribution of Form K-1 or other similar forms to all Members. In accordance with the Members Agreement, the Manager has designated Citibank, N.A., through its authorized representative Randolph I. Thornton, Jr., to serve as the Tax Matters Partner of the Company.

   The Manager has selected the law firm of Jones, Day, Reavis & Pogue ("Jones Day") to serve as counsel to the Company. Jones Day's principal duties as counsel for the Company involve the prosecution of the D&B Spinoff Litigation (as defined below) and related negotiations. Prior to the Effective Date, Jones Day served as counsel to the Creditors' Committee. The Manager has selected PricewaterhouseCoopers LLP to provide the Company with financial reporting and consulting services as well as tax-related services. Norwest Bank

Minnesota, N.A., which serves as the Company's Transfer Agent and as the Company's Disbursing Agent under the Plan, maintains the Company's funds and ownership registers, coordinates distributions to Members of the Company, and performs related administrative duties. Rubin, Brown, Gornstein & Company, LLP serves as the Company's independent auditors.

   Subject to the retained jurisdiction of the Bankruptcy Court as provided for in the Plan, but without prior or further authorization, the Manager may control and exercise authority over the Company's assets, over the acquisition, management and disposition thereof and over the management and conduct of the Company to the extent necessary to enable the Manager to fulfill the intent and purposes of the Members Agreement. No person dealing with the Company is obligated to inquire into the authority of the Manager in connection with the acquisition, management or disposition of the Company's assets. In connection with the administration of the Company's assets and the management of the Company's affairs, the Manager has the power to take any and all actions as, in the Manager's sole discretion, are necessary or advisable to effectuate the purposes of the Company. The Manager may not, however, at any time, on behalf of the Company or the Members, enter into or engage in any trade or business, and no part of the Company's assets will be used or disposed of by the Manager in furtherance of any such trade or business. All decisions and actions taken by the Manager under the authority of the Members Agreement are binding upon all of the Members and the Company. Without the consent of all of the Members, the Manager may not (1) take any action in contravention of the Members Agreement; (2) take any action which would make it impossible to carry on the activities of the Company; or (3) possess property of the Company or assign the Company's rights in specific property for other than Company purposes.

 Term of the Company; Dissolution

   Unless dissolved earlier, because of an adjudication of bankruptcy of the Company or because of the unanimous written consent of all Members, the Company's existence will terminate (unless dissolved earlier) on September 26, 2000 (the third anniversary of the Effective Date), unless extended by the Manager (with the approval of the Bankruptcy Court) for one or more successive periods of two years each if the Company's assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved. In the event of the Company's dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to holders of Class A Membership Units in accordance with their respective Capital Account (as defined in the Members Agreement) balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member's Capital Account balances.

The Company's Operations Since Inception

 Commencement of Litigation

   On September 29, 1997, the Company, as the assignee of the Unresolved Avoidance Claims, filed a complaint (the "Complaint") with the Bankruptcy Court, commencing the prosecution of all Unresolved Avoidance Claims against the D&B Spinoff Stockholders, Dave & Busters, and their current management. The lawsuit is pending before the Bankruptcy Court as Adversary Proceeding No. A-97-171 (the "D&B Spinoff Litigation"). The Complaint filed by the Company alleged, among other things, that Edison had not received reasonably equivalent value for the D&B Common Stock and certain realty holdings valued at approximately $7.3 million in connection with the D&B Spinoff, and thus sought to recover the D&B Common Stock, or the value thereof, from the D&B Spinoff Stockholders.

   The Company also filed a Motion to Certify Defendant Class, requesting that the Bankruptcy Court permit the Company to prosecute the D&B Spinoff Litigation as a defendant class action. A defendant class action is a procedural device whereby the plaintiff, in this case the Company, can identify a limited number of qualified defendants to represent the interests of a larger number of similarly situated defendants and upon prevailing, can take judgment against all defendants. Certification of a defendant class and designation of class representatives permits the plaintiff to obtain uniform relief from all defendants by removing the inefficiencies and risks of inconsistent or varying adjudications with respect to individual members of the class. The Company initially identified 11 parties to serve as class representatives.

   In addition to seeking recovery of the D&B Spinoff Stock or its value from the D&B Spinoff Stockholders, the Complaint sought to recover approximately $7.3 million transferred to insiders of Dave & Busters by subsidiaries of Edison. Specifically, the Complaint alleged that Edison paid a $3.75 million dividend to one subsidiary, and satisfied an antecedent debt of $3.55 million to another subsidiary, for the sole purpose of providing cash to pay advances to certain individual defendants. The Complaint sought recovery of these cash transfers from defendants Dave & Busters, D&B Realty Holding, Inc., and the named individuals (collectively, the "Spinoff-Related Defendants"). On October 30, 1997, the Spinoff-Related Defendants filed a joint answer, generally denying the relevant allegations of the Complaint, setting forth certain affirmative defenses and demanding a trial by jury. The Spinoff-Related Defendants also filed a Motion for a Determination that the proceeding is a Core Proceeding (which is a proceeding over which a bankruptcy court may preside in accordance with 28 U.S.C.(S) 157(d)), which was granted without objection, as well as a Motion for Withdrawal of Reference, seeking withdrawal of the D&B Spinoff Litigation to the United States District Court for the District of Delaware (the "District Court"). On August 10, 1998, the Company entered into a Settlement Agreement with the Spinoff-Related Defendants and certain other interested parties, wherein the Company released these parties from all Spinoff-Related claims in return for a payment of $2.1 million. The action against the Spinoff-Related Defendants was dismissed August 20, 1998, and the money was paid into the Disbursing Agent's account on August 26, 1998.

 The D&B Spinoff Settlement

   Notwithstanding commencement of the D&B Spinoff Litigation, each D&B Spinoff Stockholder had the right to obtain a release of all Unresolved Avoidance Claims against it by participating in the D&B Spinoff Settlement provided for in the Plan. In order to participate in the D&B Spinoff Settlement, a D&B Spinoff Stockholder was obligated to exercise one of three settlement options outlined in the Plan. The three settlement options permitted D&B Spinoff Stockholders to participate by means of (a) exercising a specified number of rights granted to Edison stockholders under the Plan; (b) paying cash to the Company in an amount equal to the D&B Spinoff Release Minimum Purchase Price described below; or (c) a combination of rights exercised and cash paid, all as determined in accordance with formulas set forth in the Plan. Most of the D&B Spinoff Stockholders who elected to participate in the D&B Spinoff Settlement elected the settlement option (the "Direct Purchase Option") involving the payment of the "D&B Spinoff Release Minimum Purchase Price," which was equal to the product of (a) $5.6593, and (b) the number of shares of D&B Common Stock that such D&B Spinoff Stockholder received in connection with the D&B Spinoff.

   The Plan provided for the expiration of the D&B Spinoff Settlement Period on the 30th day after the Effective Date. The Company elected to extend such period for the Direct Purchase Option until March 30, 1998. It was determined that such an extension was in the best interests of the Company, as it permitted the recovery of approximately $4.5 million in D&B Spinoff Settlement Proceeds from defendants who were not able to accept the D&B Spinoff Settlement Offer by the initial deadline, for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement.

   As of December 31, 1998, the D&B Spinoff Settlement Proceeds that had been received by the Company aggregated approximately $15.0 million. This sum represents the aggregate settlement amount paid by D&B Spinoff Stockholders of approximately 2.4 million shares of D&B Common Stock. Holders of approximately 2 million remaining shares did not participate in the D&B Spinoff Settlement. For procedural reasons, the

Company is only seeking recovery against D&B Spinoff Stockholders who received more than 55 shares of D&B Common Stock in the D&B Spinoff.

Status of D&B Spinoff Litigation as of December 31, 1998

   On November 21, 1997, the Company temporarily withdrew its Motion to Certify Defendant Class, in light of the fact that each of the proposed class representatives had elected to participate in the D&B Spinoff Settlement. Following efforts to identify adequate class representatives to replace the initial proposed class representatives, on March 6, 1998, the Company filed
(a) its Motion to File Amended Class Complaint, requesting leave to file an amended complaint (the "Amended Complaint") substantively similar to the Complaint but identifying new proposed class representatives; and (b) a Renewed Motion to Certify Defendant Class. On March 30, 1998, the Bankruptcy Court granted each of these motions. The Bankruptcy Court's Order Certifying Defendant Class Action (the "Class Certification Order") certified the following defendant class (the "Defendant Class") as a mandatory defendant class pursuant to Rule 23(b)(1) of the Federal Rules of Civil Procedure:

     All persons or entities who were the beneficial or legal recipients of at least 55 shares of the June 1995 transfer of 4,404,560 shares of Dave and Busters stock from Edison except those persons or entities who have obtained a release of Unresolved Avoidance Claims, as defined in the Plan, that was confirmed on September 9, 1997.

   The Class Certification Order designated the following entities (collectively, the "Class Representatives") to represent the Defendant Class:
Barclays Global Investors, N.A.; Greentree Partners; Greenway Partners; Wilshire Associates, Inc; and WKW Asset Management.

   On May 22, 1998, Class Representative Wilshire Associates, Inc. filed a motion under Federal Rule of Civil Procedure 12(b)(6), seeking the Bankruptcy Court's determination that Wilshire Associates, Inc. is not a proper party to the D&B Spinoff Litigation. Wilshire Associates, Inc. asserts that it merely serves as the nominee record holder of D&B Spinoff Stock, for the benefit of a number of persons who have not thus far been identified. The Company has filed a response to such motion, indicating that it will consent to dismissal of Wilshire Associates, Inc. from the D&B Spinoff Litigation if Wilshire Associates, Inc. adequately identifies, voluntarily or in accordance with an order of the Bankruptcy Court, the persons for whose benefit it holds D&B Spinoff Stock.

   The Class Representatives selected Edward McNally and the Wilmington, Delaware law firm of Morris, James, Hitchens & Williams ("Class Counsel") to represent the Defendant Class. On June 8, 1998, Class Counsel filed a motion seeking payment of all fees and costs relating to the D&B Spinoff litigation. The Bankruptcy Court has not yet ruled on the motion, which the Company opposes. Following official appointment of Class Counsel by the Bankruptcy Court, the Class Counsel, on July 1, 1998, filed a motion requesting decertification of the Defendant Class and a motion to withdraw reference from the bankruptcy court. The Company filed its responses opposing the motions on July 14, 1998 and July 28, 1998, respectively. On July 17, 1998, the Defendant Class filed a motion to dismiss the action. The Company's response opposing this motion was filed on August 10, 1998.

   The Class' Motion to withdraw reference was assigned in the district court in late September. The Motion is fully briefed, and the Company requested oral argument. The district court has not yet ruled or asked for oral argument on the Motion. The remaining Motions stay with the Bankruptcy Court unless and until the district court decides to withdraw the reference. The Bankruptcy Court may rule on the pending motions any time before reference is withdrawn, but need not do so. Each of the remaining Motions is fully briefed and awaiting the bankruptcy court's ruling or request for oral argument.

   The Company intends to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. While there can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

ITEM 2--PROPERTIES

   The Company does not own or lease any property.

ITEM 3--LEGAL PROCEEDINGS

   Other than the D&B Spinoff Litigation described throughout this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   No matters were submitted to holders of Membership Units for vote during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   There is no established public trading market for the Company's Class A Membership Units. As of December 31, 1998, there were 2,094 holders of record of the Class A Membership Units. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for more information.

ITEM 6--SELECTED FINANCIAL DATA

   The following summary operating and balance sheet data sets forth selected financial information of the Company as of and for the period ended December 31, 1997, since the Inception Date and as of and for the year ended December 31, 1998. The selected financial data as of and for the period ended December 31, 1997 and as of and for the year ended December 31, 1998 has been derived from the Company's financial statements, which were audited by Rubin, Brown, Gornstein & Company, LLP. The following information should be read in conjunction with the Company's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented below.

                                                          Period
                                                           Ended
                                                         December    Year Ended
                                                            31,     December 31,
                                                         1997(/1/)      1998
                                                        ----------- ------------
Operating Statement Data:
Defendant payment revenue.............................. $ 9,991,975  $4,981,595
Interest income........................................     106,048     388,168
Expenses...............................................     175,587     671,438
Net income.............................................   9,922,436   4,698,325
Distribution per Class A Membership Unit(/2/)..........         -0-        1.45
Balance Sheet Data (at period end):
Total assets........................................... $12,069,695  $3,049,682
Accrued expenses.......................................     147,259     161,560
Working capital........................................  11,922,436   2,888,122
Long-term debt.........................................         -0-         -0-
Members' equity........................................  11,922,436   2,888,122

--------
(/1/The)Company's inception was September 25, 1997.
(/2/This)represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During April 1998, the Company distributed approximately $7.0 million to 9,342,874 Class A Membership Units holders that were outstanding at the date of distribution. During June 1998, the Company distributed approximately $0.1 million to holders of the 127,507 Class A Membership Units that were distributed in June 1998. During October 1998, the Company distributed approximately $6.6 million to the holders of Class A Membership Units of record as of October 1, 1998.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the period ended December 31, 1997 and as of and for the year ended December 31, 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

Results of Operations

   The Company, which was formed pursuant to the Plan and the Members Agreement, is a limited purpose entity which may not engage in any trade or business. The Company was organized solely for the purposes of (a) prosecuting, settling and/or liquidating the Unresolved Avoidance Claims, (b) receiving and administering the Avoidance Claim Proceeds, and (c) distributing the net Avoidance Claim Proceeds to holders of the Company's Class A Membership Units pursuant to the terms of the Members Agreement. The Company commenced its activities on September 25, 1997. Accordingly, there is no comparative financial information presented herein.

   On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997 and approximately $5.0 million in the twelve month period ended December 31, 1998. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

   The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the period ended December 31, 1997 and the twelve month period ended December 31, 1998, the Company recognized approximately $106,000 and $388,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

   The Company's expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers and accountants and insurance expenses. The Company had expenses of approximately $176,000 for the period ended December 31, 1997 and approximately $671,000 for the twelve month period ended December 31, 1998. These expenses are expected to fluctuate in future periods primarily based on the activity in any period in the D&B Spinoff Litigation.

   The Company and EBS Pension, L.L.C. (another limited liability company formed pursuant to the Plan) have agreed to indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers' and directors' insurance policy, and then from the $1.5 million reserve established by EBS Pension L.L.C. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company's assets.

   At December 31, 1997 and 1998, the Company had cash and cash equivalents of approximately $12.0 million and $3.0 million, respectively. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. The Company reserved approximately $0.8 million for holders of Class A Membership Units that were distributed in December 1998. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

   The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Year 2000 Issues

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

ITEM 8--FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

                       Rubin, Brown, Gornstein & Co., LLP
                            230 South Benison Avenue
                              St. Louis, MO 63105
Members
EBS Litigation, L.L.C.

   We have audited the accompanying balance sheets of EBS Litigation, L.L.C., a limited liability company, as of December 31, 1997 and December 31, 1998 and the related statements of operations, changes in members' equity and cash flows for the period beginning September 25, 1997 and ended December 31,1997 and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of EBS Litigation, L.L.C. as of December 31, 1997 and December 31, 1998, and the results of its operations and its cash flows for the period beginning September 25, 1997 and ended December 31, 1997 and for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

                                        /s/ Rubin, Brown, Gornstein & Co., LLP
                                        _______________________________________
                                           Rubin, Brown, Gornstein & Co., LLP

March 2, 1999

                             EBS LITIGATION, L.L.C.

                                 Balance Sheet
                           December 31, 1998 and 1997

                                                              December 31
                                                            1998       1997
                                                         ---------- -----------
Assets
Cash and cash equivalents
  Available for general operations.....................  $2,190,255 $12,021,196
  Available for future holders of Class A Membership
   Units distributed in
   November and December of 1998.......................     781,785         --
Prepaid insurance......................................      66,082         --
Interest receivable ...................................      11,560      48,499
                                                         ---------- -----------
    Total assets.......................................  $3,049,682 $12,069,695
                                                         ========== ===========
Liabilities
  Accrued expenses.....................................  $  161,560 $   147,259
                                                         ---------- -----------
    Total liabilities..................................     161,560     147,259
                                                         ---------- -----------
Members' equity:
Membership Units (Class A--10,000,000 authorized,
 10,000,000 and 9,064,140 issued and outstanding at De-
 cember 31, 1998 and 1997, respectively; Class B--0 and
 935,860 authorized, issued and outstanding at December
 31, 1998 and 1997, respectively)
Paid-in capital........................................         --    2,000,000
Retained earnings......................................   2,888,122   9,922,436
                                                         ---------- -----------
    Total members' equity..............................   2,888,122  11,922,436
                                                         ---------- -----------
    Total liabilities and members' equity..............  $3,049,682 $12,069,695
                                                         ========== ===========



   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                            Statement of Operations
                For the Periods Ended December 31, 1998 and 1997

                                                                   Period
                                                             September 25, 1997
                                                                  (date of
                                                                 inception)
                                                 Year ended       through
                                                December 31,    December 31,
                                                    1998            1997
                                                ------------ ------------------
Income:
  Defendant payment revenue....................  $4,981,595     $ 9,991,975
  Interest.....................................     388,168         106,048
                                                 ----------     -----------
    Total income...............................   5,369,763      10,098,023
                                                 ----------     -----------
Expenses:
  Legal and accounting fees....................     327,364          41,540
  Insurance....................................      97,343          26,575
  Manager fees.................................      94,945          28,116
  Transfer agent and settlement administration
   fees........................................      76,588          67,224
  Other........................................      75,198          12,132
                                                 ----------     -----------
    Total expenses.............................     671,438         175,587
                                                 ----------     -----------
Net income.....................................  $4,698,325     $ 9,922,436
                                                 ==========     ===========




   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                    Statement of Changes in Members' Equity
                For the Periods Ended December 31, 1998 and 1997

                          Class A     Class B
                         Membership  Membership    Paid in      Retained
                           Units       Units       Capital      Earnings       Total
                         ----------  ----------  -----------  ------------  ------------
Balance, September 25,
 1997...................        --          --   $       --   $        --   $        --
Original capital
 contribution...........        --   10,000,000    2,000,000           --      2,000,000
Units transferred.......  9,064,140  (9,064,140)         --            --            --
Period income...........        --          --           --      9,922,436     9,922,436
                         ----------  ----------  -----------  ------------  ------------
Balance, December 31,
 1997...................  9,064,140     935,860    2,000,000     9,922,436    11,922,436
Capital distribution....        --          --    (2,000,000)  (11,732,812)  (13,732,812)
Units transferred.......    936,138    (936,138)         --            --            --
Units and proceeds
 returned from June
 distribution...........       (278)        278          --            173           173
Current year income.....        --          --           --      4,698,325     4,698,325
                         ----------  ----------  -----------  ------------  ------------
Balance, December 31,
 1998................... 10,000,000         --   $       --   $  2,888,122  $  2,888,122
                         ==========  ==========  ===========  ============  ============


   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                            Statement of Cash Flows
                For the Periods Ended December 31, 1998 and 1997

                                                                  Period
                                                            September 25, 1997
                                                            (date of inception)
                                               Year ended         through
                                              December 31,     December 31,
                                                  1998             1997
                                              ------------  -------------------
Cash flows from operating activities:
  Net income................................. $  4,698,325      $ 9,922,436
  Reconciliation of net income to cash flows
   provided by operating activities:
  Increase in prepaid insurance..............      (66,082)
  Decrease (increase) in interest
   receivable................................       36,939          (48,499)
  Increase in accrued expenses...............       14,301          147,259
                                              ------------      -----------
    Cash flows provided by operating
     activities..............................    4,683,483       10,021,196
                                              ------------      -----------
Cash flows from financing activities:
  Capital contribution.......................          --         2,000,000
  Capital distribution, net..................  (13,732,639)             --
                                              ------------      -----------
    Cash flows (used for)/provided by
     financing activities....................  (13,732,639)       2,000,000
                                              ------------      -----------
Net (decrease) increase in cash and cash
 equivalents.................................   (9,049,156)      12,021,196
Cash and cash equivalents at beginning of
 period......................................   12,021,196              --
                                              ------------      -----------
Cash and cash equivalents at end of period... $  2,972,040      $12,021,196
                                              ============      ===========


   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                         Notes to Financial Statements
                           December 31, 1998 and 1997

1. Description of business

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

2. Summary of significant accounting policies

This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of presentation

These financial statements include the accounts of the Company for the periods from September 25, 1997 (date of inception) through December 31, 1997 and January 1, 1998 through December 31, 1998.

Cash and cash equivalents

Cash and cash equivalents consists of funds held in an account in the Company's name at a highly-rated financial institution, which funds are invested in an institutional money market fund investing solely in direct obligations of the United States Government.

Accrued expenses

Accrued expenses includes amounts payable to service providers and other vendors. Amounts are payable within one year.

Defendant payment revenue

Defendant payment revenue is determined on an accrual basis and represents settlements with individual defendants of Avoidance Claims during the period.

Interest

Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

Expenses

All expenses of the Company are recorded on the accrual basis of accounting.

Income taxes

The Company is not subject to income taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

                             EBS LITIGATION, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS
                For the Periods Ended December 31, 1998 and 1997

3. Members' equity

On September 25, 1997, Edison transferred the rights, title and interests in the Unresolved Avoidance Claims. In addition, as of September 25, 1997, Edison was obligated to provide cash funding to the Company of $2.0 million, which was subsequently paid on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company's Members Agreement and the Plan of Reorganization, Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims.

During 1998, Edison exchanged 936,138 Class B Membership Units for 936,138 Class A Membership Units of the Company and simultaneously distributed such Class A units to holders of Allowed General Unsecured Claims.

During 1998, the Company distributed approximately $13.7 million to holders of Class A Membership Units. In addition, $0.8 million is reserved for holders of the Class A Membership Units that were distributed in November and December 1998.

Also during 1998, certain Class A Membership Unit holders returned 278 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in retained earnings and were made available for future distributions to holders of Class A Membership Units. At December 31, 1998, Edison has no Class B Membership Units.

4. Subsequent events

Cash on deposit as of February 19, 1999

As of February 19, 1999, the aggregate sum of approximately $2.1 million was on deposit for the account of the Company. Such sum represents the sum of aggregate D&B Spinoff Settlement Proceeds, the L.L.C. Funding Amount (the original contribution) and accrued interest through January 31, 1999, less disbursements through February 19, 1999. These proceeds will be used for general operations. Any amounts not used will be made available for future distributions to Class A Membership Unit holders.

Distribution to Members

On February 1, 1999, the Company distributed approximately $0.8 million of reserved amounts to the holders of the Class A Membership Units that were distributed in November and December 1998. This represents the entire amount of funds reserved for future holders of Class A Membership Units.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company has no directors and the Manager, Peter N. Wang, acts as the Company's sole executive officer. Mr. Wang is 50 years old and has been a shareholder and officer of FWB for the past 20 years. The Manager may resign at any time or be removed by the holders (the "Requisite Holders") of 65% or more of the outstanding Class A Membership Units (excluding such holders against whom the Company holds Unresolved Avoidance Claims), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the death, resignation, incompetency or removal of the Manager, the Requisite Holders may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager or the Manager's representative may petition the Bankruptcy Court for the appointment of a successor Trustee.

ITEM 11--EXECUTIVE COMPENSATION

   The Members Agreement provides that FWB will receive compensation for the Manager's services to the Company at the standard hourly rates charged for the Manager's services and the services of other persons at FWB who may assist him with his duties. The Company is also obligated to reimburse FWB for reasonable expenses incurred by the Manager and others at FWB in connection with the performance of the Manager's duties to the Company.

   With respect to services rendered from the Inception Date to December 31, 1997, FWB was paid $6,903 on account of the Manager's services, $20,995 on account of the services of another attorney at FWB who assisted him, and $218 in expense reimbursement.

   With respect to services rendered during the year ended December 31, 1998, FWB was paid $9,240 on account of the Manager's services to the Company and $85,102 on account of the services of another attorney at FWB who assisted him. The Company also paid $81 for the services of a paralegal at FWB and $521 in expense reimbursement.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Membership Units of persons owning of record or known to the Company to be the beneficial owner of more than five percent of the outstanding Class A Membership Units as of December 31, 1998. The Manager does not own any Class A Membership Units.

   Name and Address of         Number of Class A  Nature of Beneficial
   Beneficial Owner            Membership Units        Ownership        Percent
   -------------------         ----------------- ---------------------- -------
   Swiss Bank Corporation....      1,593,601     Sole Voting/Investment  15.9%
   Principal Mutual Life.....        802,425     Sole Voting/Investment   8.0%
   Citibank, N.A.............        836,070     Sole Voting/Investment   8.4%
   Loeb Partners Corporation
    .........................        778,382     Sole Voting/Investment   7.8%
   Contrarian Capital
    Advisors, L.L.C. ........        678,102     Sole Voting/Investment   6.8%
   Morgens Waterfall Overseas
    Partners ................        653,314     Sole Voting/Investment   6.5%

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.The following financial statements and the report thereon of Rubin, Brown, Gornstein & Co., LLP are included in Item 8 of this Annual Report on Form 10-K:

     Report of Independent Public Accountants

     Balance Sheets as of December 31, 1997 and December 31, 1998

     Statements of Operations for the Period Ended December 31, 1997 and the Year Ended December 31, 1998

     Statements of Changes in Members' Equity for the Period Ended December 31, 1997 and the Year Ended December 31, 1998

     Statements of Cash Flows for the Period Ended December 31, 1997 and the Year Ended December 31, 1998

     Notes to Financial Statements

2.Financial Statement Schedules:

     All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

(b) The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

(c)Exhibits

 Exhibit
 Number                           Description
 -------                          -----------
         Amended Joint Plan of Reorganization of Edison Brothers
  2.1*   Stores, Inc.
  3.1*   EBS Litigation, L.L.C. Certificate of Formation
  3.2*   EBS Litigation, L.L.C. Membership Agreement
  23.1   Consent of Independent Public Accountants
  27.1   Financial Data Schedule

--------
* Incorporated herein by reference to the Company's Form 10 originally filed with theSecurities and Exchange Commission on July 29, 1998 (SEC File No. 000-24713).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 31, 1999                      EBS Litigation, L.L.C.
                                          (Registrant)

                                          By: /s/ Peter N. Wang
                                            _________________________________
                                                       Peter N. Wang
                                                          Manager

                                 Exhibit Index

 Exhibit
 Number  Item                                        Location
 ------- ----                                        --------
         Amended Joint Plan of Reorganization of
   2.1   Edison Brothers Stores, Inc.                Incorporated by reference
         EBS Litigation, L.L.C. Certificate of
   3.1   Formation                                   Incorporated by reference
         EBS Litigation, L.L.C. Membership
   3.2   Agreement                                   Incorporated by reference
  23.1   Consent of Independent Public Accountants   Filed herewith
  27.1   Financial Data Schedule                     Filed herewith