Form 10-Q
period 1999-03-31
EBS LITIGATION LLC
filed 1999-05-17
CIK 1066463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At May 1, 1999 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                            EBS LITIGATION, L.L.C.
                              Statement of Income
              For the Three Months Ended March 31, 1999 and 1998
              --------------------------------------------------



                                   For the three months ended
                                           March 31,

                                      1999           1998
                                   (unaudited)    (unaudited)
Income:

     Defendant payment revenue        $      -       $283,621

     Interest                           24,797        147,849
                                      --------       --------
          Total income                $ 24,797       $431,470
                                      ========       ========

Expenses:

     Insurance                        $ 22,192       $ 24,657

     Manager Fees                       15,966         31,057

     Transfer agent and settlement      10,000         21,000
     administration fees

     Legal and accounting fees           2,000         70,674

     Other                                 100         35,966
                                      --------       --------
          Total expenses                50,258        183,354
                                      --------       --------
Net (loss) income                     $(25,461)      $248,116
                                      ========       ========


  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                                Balance Sheet
                     March 31, 1999 and December 31, 1998
                     ------------------------------------

                                                                  March 31, 1999   December 31,1998
                                                                    (unaudited)
Assets
Cash and cash equivalents

Available for general operations                                      $2,114,741         $2,190,255
Available for holders of Class A Membership Units distributed
in November and December of 1998                                                            781,785
Prepaid insurance                                                         43,890             66,082
Interest receivable                                                        7,745             11,560
                                                                      ----------         ----------
  Total assets                                                        $2,166,376         $3,049,682
                                                                      ==========         ==========

Liabilities
Accrued expenses                                                      $   91,437         $  161,560
                                                                      ----------         ----------
    Total liabilities                                                     91,437            161,560
                                                                      ----------         ----------

Members' equity:
  Membership Units (Class A - 10,000,000 authorized,
   10,000,000 and 10,000,000 issued and outstanding at
   March 31, 1999 and December 31, 1998, respectively; Class B
   - None authorized issued and outstanding at March 31, 1999 and December 31, 1998, respectively)
Paid-in capital                                                                -                  -
Retained earnings                                                      2,074,939          2,888,122
                                                                      ----------         ----------
  Total members' equity                                                2,074,939          2,888,122
                                                                      ----------         ----------
    Total liabilities and members' equity                             $2,166,376         $3,049,682
                                                                      ==========         ==========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                    Statement of Changes in Members' Equity
For the Year Ended December 31, 1998 and For Three Months Ended March 31, 1999
------------------------------------------------------------------------------



                                Class A       Class B
                               Membership    Membership      Paid in       Retained
                                 Units         Units         Capital       Earnings        Total
Balance, December 31, 1997      9,064,140      935,860     $ 2,000,000   $  9,922,436   $ 11,922,436
Capital distribution                    -            -      (2,000,000)   (11,732,812)   (13,732,812)
Units transferred                 936,138     (936,138)              -              -              -
Units and proceeds returned
 from June distribution              (278)         278               -            173            173

Period income                           -            -               -      4,698,325      4,698,325
                               ----------     --------     -----------   ------------   ------------
Balance, December 31, 1998     10,000,000                                   2,888,122      2,888,122
Capital distribution
 (unaudited)                            -            -               -       (787,722)      (787,722)

Current period income
 (unaudited)                            -            -               -        (25,461)       (25,461)
                               ----------     --------     -----------   ------------   ------------
Balance, March 31, 1999
 (unaudited)                   10,000,000            -     $        -    $  2,074,939   $  2,074,939
                               ==========     ========     ===========   ============   ============


  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                            Statement of Cash Flows
              For the Three Months Ended March 31, 1999 and 1998
              --------------------------------------------------

                                                      For the three months ended
                                                               March 31,
                                                          1999           1998
                                                       (unaudited)    (unaudited)
Cash flows from operating activities:
  Net (loss) income                                    $  (25,461)    $   248,116
  Reconciliation of net (loss) income to cash flows
   provided by operating activities:
    Decrease (increase) in prepaid insurance               22,192         (48,768)
    Decrease (increase) in interest receivable              3,815          (2,851)
    (Decrease) increase in accrued expenses               (70,123)         34,471
                                                       ----------     -----------

       Cash flows provided by operating activities        (69,578)        230,968
                                                       ----------     -----------

Cash flows from financing activities:
  Capital distribution                                   (787,722)             -
                                                       ----------     -----------

       Cash flows (used for) financing activities        (787,722)             -
                                                       ----------     -----------

Net (decrease) increase in cash and cash equivalents     (857,300)        230,968

Cash and cash equivalents at beginning of period        2,972,041      12,021,196
                                                       ----------     -----------

Cash and cash equivalents at end of period             $2,114,741     $12,252,164
                                                       ==========     ===========

  The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.
Notes to Financial Statements
March 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------


1. Description of business

   EBS Litigation, L.L.C. (the "Company") is governed by a Members Agreement, dated as of September 25, 1997 (the "Members Agreement"). Pursuant to the Members Agreement, the Company's purposes are to (a) prosecute, settle and/or liquidate the Unresolved Avoidance Claims relating to the distribution by Edison Brothers Stores, Inc. ("Edison") of approximately 4.4 million shares of common stock of Dave & Busters, Inc. to holders of Edison common stock in the form of a dividend and all related transactions (the "Unresolved Avoidance Claims"), (b) receive and administer the cash proceeds of the Unresolved Avoidance Claims, and (c) distribute the net proceeds to the appropriate holders of Membership Units (the "Members") in accordance with the Members Agreement.

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

   Basis of presentation

   These financial statements include the accounts of the Company as of and for the periods from January 1, 1998 through December 31, 1998, January 1, 1998 through March 31, 1998 (unaudited) and January 1, 1999 through March 31, 1999 (unaudited).

   Cash and cash equivalents

   Cash consists of funds held in an account in the Company's name at a highly-rated financial institution, which funds are invested in an institutional money market fund investing solely in direct obligations of the United States Government.

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

EBS LITIGATION, L.L.C.
Notes to Financial Statements
March 31, 1999 and December 31, 1998
--------------------------------------------------------------------------------

3. Members' equity

   On September 25, 1997, Edison transferred its rights, title and interest in the Unresolved Avoidance Claims to the Company. In addition, as of September 25, 1997, Edison became obligated to provide cash funding to the Company of $2.0 million (the "LLC Funding Amount"), which was subsequently paid to the Company on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company's Members Agreement and the Plan of Reorganization, Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

   During 1998, Edison exchanged 936,138 Class B Membership Units for 936,138 Class A Membership Units of the Company and simultaneously distributed such Class A units to holders of Allowed General Unsecured Claims.

   During 1998, the Company distributed $13.7 million to holders of Class A Membership Units. In addition, $0.8 million was retained for holders of the Class A Membership Units that were distributed in December 1998.

   Also during 1998, certain Class A Membership Unit holders returned 278 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in retained earnings and were made available for distribution to holders of Class A Membership Units in December 1998. At December 31, 1998 and March 31, 1999, Edison has no Class B Membership Units.

   (The information below has not been subjected to an audit.)

   On February 1, 1999, the Company distributed $0.8 million of reserved amounts to the holders of the Class A Membership Units that were distributed in November and December 1998. This represents the entire amount of funds reserved for future holders of Class A Membership Units.

4. Subsequent events (unaudited)

   Cash on deposit as of April 16, 1999

   As of April 16, 1999, the Company had approximately $2.1 million in cash and cash equivalents. This amount represents the sum of aggregate D&B Spinoff Settlement Proceeds, the L.L.C. Funding Amount and accrued interest through March 31, 1999, less disbursements through April 16, 1999. These proceeds will be used for general operations. Any amounts not used will be made available for future distributions to Class A Membership Unit holders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the periods from January 1, 1998 through December 31, 1998, January 1, 1998 through March 31, 1998 (unaudited) and January 1, 1999 through March 31, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

Results of Operations/Overview

     The Company, which was formed pursuant to the Plan and the Members Agreement, is a limited purpose entity organized solely for the purposes of (a) prosecuting, settling and/or liquidating the Unresolved Avoidance Claims, (b) receiving and administering the Proceeds from the Unresolved Avoidance Claims (the "Avoidance Claim Proceeds"), and (c) distributing the net Avoidance Claim Proceeds to holders of the Company's Class A Membership Units pursuant to the terms of the Members Agreement. The Company commenced its activities on September 25, 1997.

     On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million in the twelve month period ended December 31, 1998 and none in the three months ended March 31, 1999. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the period ended December 31, 1997, the twelve month period ended December 31, 1998, and the three month period ended March 31, 1999 the Company recognized approximately $106,000, $388,000 and $24,797 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers and accountants and insurance expenses. The Company had expenses of approximately $176,000 for the period ended December 31, 1997, approximately $671,000 for the twelve month period ended December 31, 1998 and approximately $50,258 for the three month period ended March 31, 1999. These expenses are expected to fluctuate in future periods primarily based on the activity in any period in the D&B Spinoff Litigation.

     The Company and EBS Pension, L.L.C. (another limited liability company formed pursuant to the Plan) have agreed to indemnify the Debtors (as defined in the Plan) and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers' and directors' insurance policy, and then from the $1.5 million reserve established by EBS Pension L.L.C. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company's assets.

     At December 31, 1997 and 1998 and for the three months ended March 31, 1999, the Company had cash and cash equivalents of approximately $12.0 million, $3.0 million and $2.1 million, respectively. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. The Company reserved approximately $0.8 million for holders of Class A Membership Units that were distributed in November and December 1998. The $0.8 million was distributed to the holders of Class A Membership Units in February 1999. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

     The Class' Motion to withdraw reference was assigned in the district court in late September. The Motion is fully briefed, and the Company requested oral argument. The district court has not yet ruled or asked for oral argument on the Motion. The remaining Motions stay with the Bankruptcy Court unless and until the district court decides to withdraw the reference. The Bankruptcy Court may rule on the pending motions any time before reference is withdrawn, but need not do so. Each of the remaining Motions is fully briefed and awaiting the bankruptcy court's ruling or request for oral argument. As of the date of this filing, the Bankruptcy Court has scheduled a hearing on all outstanding motions for June 9, 1999.

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

Quarterly Results

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

     Total revenues for the three months ended March 31, 1999 and March 31, 1998 were $24,797 and $431,470, respectively. This $406,673 decrease is primarily due to the significant decline in the receipt of D & B Spinoff Settlement Proceeds. Interest income decreased from $147,849 in the three months ended March 31, 1998 to $24,797 in the three months ended March 31, 1999 due to the significant decline in cash balances as a result of the decline in D&B Settlement Proceeds and due to distributions made during the normal course of operations.

     Total expenses decreased $133,096 due primarily to a decrease in Transfer Agent fees as a result of the decline in the amount and number of distributions by the Transfer Agent, and a decrease in legal and accounting fees due to the lack of activity during the period while the motions discussed above are pending the June 9, 1999 hearing.

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


Item 6.   Exhibits and Reports on Form 8-K.

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


                                        EBS LITIGATION, L.L.C.


                                        /s/ Peter N. Wang
                                        ----------------------------------
Date: May 17, 1999                      Peter N. Wang, Manager