Form 10-Q
period 1999-06-30
EBS LITIGATION LLC
filed 1999-08-16
CIK 1066463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At August 1, 1999 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            EBS LITIGATION, L.L.C.
                              Statement of Income
       For the Three and Six Months Period Ended June 30, 1999 and 1998
       ----------------------------------------------------------------

                                         Three months ended            Six months ended
                                               June 30,                    June 30,
                                         1999          1998         1999            1998
                                      (unaudited)  (unaudited)   (unaudited)     (unaudited)
Income:
     Defendant payment revenue          $     --    $2,571,856     $     --         $2,855,477
     Interest                             22,217        98,579       47,014            246,428
                                        --------    ----------     --------         ----------
          Total income                  $ 22,217    $2,670,435     $ 47,014         $3,101,905
                                        ========    ==========     ========         ==========

Expenses:
     Transfer agent and settlement      $ 28,000    $   26,451     $ 38,000         $   47,451
        administration fees               22,438        52,729       44,630             49,862
     Insurance                             2,864        26,809       18,830             57,866
     Manager fees                          3,344        25,205        5,344            123,403
     Legal and accounting fees                --        39,060          100             75,026
     Other                              --------    ----------     --------         ----------

          Total expenses                  56,646       170,254      106,904            353,608
                                        --------    ----------     --------         ----------
Net (loss) income                       $(34,429)   $2,500,181     $(59,890)        $2,748,297
                                        ========    ==========     ========         ==========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                              Balance Sheet as of
                      June 30, 1999 and December 31, 1998
                      -----------------------------------

                                                                    June 30, 1999   December 31,
                                                                     (unaudited)        1998
Assets

Cash and cash equivalents

  Available for general operations                                    $2,100,047     $2,190,255

  Available for holders of Class A Membership                                 --        781,785
  Units distributed in November and December of 1998

Prepaid insurance                                                         21,452         66,082
Interest receivable                                                        7,563         11,560
                                                                      ----------     ----------
    Total assets                                                      $2,129,062     $3,049,682
                                                                      ==========     ==========

Liabilities

Accrued expenses                                                      $   88,552     $  161,560
                                                                      ----------     ----------
    Total liabilities                                                     88,552        161,560
                                                                      ----------     ----------

Members' Equity:
  Membership Units (Class A - 10,000,000 authorized,                          --             --
  10,000,000 and 10,000,000 issued and outstanding at June 30,
  1999 and December 31, 1998, respectively; Class B  - 0 and 0 authorized, issued and outstanding at June 30, 1999 and
  December 31, 1998, respectively)

  Paid-in capital                                                             --             --

  Retained earnings                                                    2,040,510      2,888,122
                                                                      ----------     ----------
    Total members' equity                                              2,040,510      2,888,122
                                                                      ----------     ----------
    Total liabilities and members' equity                             $2,129,062     $3,049,682
                                                                      ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                   Statements of Changes in Members' Equity
For the Six Months Ended June 30,1999 and for the Year Ended December 31, 1998
-------------------------------------------------------------------------------

                                   Class A       Class B
                                 Membership    Membership      Paid In       Retained
                                    Units         Units        Capital       Earnings        Total
Balance, December 31, 1997         9,064,140       935,860   $ 2,000,000   $  9,922,436   $ 11,922,436
Capital distribution                      --            --    (2,000,000)   (11,732,812)   (13,732,812)
Units transferred                    936,138      (936,138)           --             --             --
Units and proceeds returned
 from June distribution                 (278)          278            --            173            173

Period income                             --            --            --      4,698,325      4,698,325
                                  ----------   -----------   -----------   ------------   ------------

Balance, December 31, 1998        10,000,000            --            --      2,888,122      2,888,122
Year-to-date capital
 distribution (unaudited)                 --            --            --       (787,722)      (787,722)
Year-to-date loss (unaudited)             --            --            --        (59,890)       (59,890)
                                  ----------   -----------   -----------   ------------   ------------
Balance, June 30, 1999
 (unaudited)                      10,000,000            --   $      --     $  2,040,510   $  2,040,510
                                  ==========   ===========   ===========   ============   ============

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                            Statement of Cash Flows
                For the Six Months Ended June 30, 1999 and 1998
                -----------------------------------------------

                                                                               For the six months ended
                                                                                        June 30,
                                                                                1999               1998
                                                                             (unaudited)        (unaudited)
Cash flows from operating activities:                                      $    (59,890)       $   2,748,297
  Net (loss) income
  Reconciliation of net (loss) income to cash flows
   provided by operating activities:
  Decrease (increase) in prepaid insurance                                       44,630              (23,563)
    Decrease in interest receivable                                               3,997               17,429
    (Decrease) increase in accrued expenses                                     (73,008)              34,977
                                                                           -------------       -------------
       Cash flows (used for)/provided by operation
        activities                                                              (84,271)           2,777,140
                                                                           -------------       -------------
Cash flows from financing activities:                                          (787,722)          (7,103,545)
  Capital distribution, net                                                -------------       -------------
       Cash flows used for financing activities                                (787,722)          (7,103,545)
                                                                           -------------       -------------
Net decrease in cash and cash equivalents                                      (871,993)          (4,326,405)
Cash and cash equivalents at beginning of period                              2,972,040           12,021,196
                                                                           ------------        -------------
                                                                           $  2,100,047         $  7,694,791
Cash and cash equivalents at end of period                                 ============        =============


  The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C
Notes to Financial Statements
--------------------------------------------------------------------------------

1. Description of business

   EBS Litigation, L.L.C. (the "Company") is governed by a Members Agreement, dated as of September 25, 1997 (the "Members Agreement"). Pursuant to the Members Agreement, the Company was organized for the exclusive purposes of
   (a) prosecuting, settling and/or liquidating the unresolved avoidance claims relating to the distribution by Edison Brothers Stores, Inc. ("Edison") of approximately 4.4 million shares of common stock of Dave & Busters, Inc. (the "D&B Stock") to holders of Edison common stock in the form of a dividend and all related transactions (the "Unresolved Avoidance Claims"), (b) receiving and administering the cash proceeds of the Unresolved Avoidance Claims (the "D&B Spinoff Settlement Proceeds"), and (c) distributing the D&B Spinoff Settlement Proceeds to holders of Class A Membership Units (the "Members") in accordance with the Members Agreement.

2. Summary of significant accounting policies

   This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that the Company's management make estimates and assumptions that impact the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Basis of presentation
   These financial statements include the accounts of the Company for the periods from January 1, 1998 through December 31, 1998, January 1, 1998 through June 30, 1998 (unaudited), January 1, 1999 through June 30, 1999 (unaudited), April 1, 1998 through June 30, 1998 (unaudited), and April 1, 1999 through June 30, 1999 (unaudited).

   Cash and cash equivalents
   Cash and cash equivalents consist of amounts held in an account in the Company's name at a highly-rated financial institution, which funds are invested in an institutional money market fund investing solely in direct obligations of the United States Government.

   Accrued expenses
   Accrued expenses include amounts payable to service providers and other vendors. Amounts are payable within one year.

   Defendant payment revenue
   Defendant payment revenue is determined on the accrual basis and represents settlements with individual defendants of Unresolved Avoidance Claims during the period.

   Interest
   Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

   Expenses
   All expenses of the Company are recorded on the accrual basis of accounting.

   Income taxes
   The Company is not subject to income taxes. Instead, holders of Class A Membership Units report their distributive share of the Company's profits and losses on their respective income tax returns.

EBS LITIGATION, L.L.C.
Notes to Financial Statements
-------------------------------------------------------------------------------

3. Members' equity

   On September 25, 1997, Edison transferred its rights, title and interest in the Unresolved Avoidance Claims to the Company. In addition, as of September 25, 1997, Edison became obligated to provide cash funding to the Company of $2.0 million (the "LLC Funding Amount"), which was subsequently paid to the Company on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which at the time represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Members Agreement and the Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc. (the "Plan"), Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

   During 1998, Edison exchanged 936,138 Class B Membership Units for 936,138 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims.

   During 1998, the Company distributed $13.7 million of D&B Spinoff Settlement Proceeds to holders of Class A Membership Units. $0.8 million was retained at that time for holders of the Class A Membership Units that were distributed in December 1998.

   Also during 1998, certain Class A Membership Unit holders returned 278 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in retained earnings and were made available for future distribution to holders of Class A Membership Units. At December 31, 1998, Edison has no Class B Membership Units outstanding.

   (The information below has not been subjected to an audit.)

   On February 1, 1999, the Company distributed the $0.8 million of reserved amounts of D&B Spinoff Settlement Proceeds to the holders of the Class A Membership Units that were distributed in November and December 1998. This represents the entire amount of D&B Spinoff Settlement Proceeds reserved for future holders of Class A Membership Units.

4. Subsequent events (unaudited)

   Cash on deposit as of July 19, 1999
   As of July 19, 1999, the Company had approximately $2.1 million in cash and cash equivalents. This amount represents the sum of aggregate D&B Spinoff Settlement Proceeds, the L.L.C. Funding Amount and accrued interest from June 1, 1999 through June 30, 1999, less disbursements through July 19, 1999. These proceeds will be used for general operations. Any amounts not used for general operations will be made available for future distributions to Class A Membership Unit holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the periods from January 1, 1998 through December 31, 1998, January 1, 1998 through June 30, 1998 (unaudited) and January 1, 1999 through June 30, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

Results Of Operations/Overview

   The Company, which was formed pursuant to the Plan and the Members Agreement, is a limited purpose entity organized exclusively for the purposes of (a) prosecuting, settling and/or liquidating the Unresolved Avoidance Claims, (b) receiving and administering the D&B Spinoff Settlement Proceeds, and (c) distributing the D&B Spinoff Settlement Proceeds to holders of the Company's Class A Membership Units pursuant to the terms of the Members Agreement. The Company commenced its activities on September 25, 1997.

   On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period (as defined in the Plan) was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement (as defined in the Plan) by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders (as defined in the Plan) to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager of the Company therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million in the twelve month period ended December 31, 1998 and none in the six months ended June 30, 1999. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

   The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the year ended December 31, 1998, and the six month periods ended June 30, 1998 and June 30, 1999, respectively, the Company recognized approximately $388,000, $246,000 and $47,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any D&B Spinoff Settlement Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

   The Company's expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, auditors and accountants and insurance expenses. The Company had expenses of approximately $671,000 for the period ended December 31, 1998, approximately $353,000 for the six month period ended June 30, 1998 and approximately $106,904, for the six month period ended June 30, 1999. These expenses are expected to fluctuate in future periods primarily based on the activity in any period in the D&B Spinoff Litigation.

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

   At December 31, 1998 and June 30, 1999, the Company had cash and cash equivalents of approximately $3.0 million and $2.1 million, respectively. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. The Company reserved approximately $0.8 million for holders of Class A Membership Units that were distributed in November and December 1998. The $0.8 million was distributed to the holders of Class A Membership Units in February 1999. The amount and timing of any future distributions of D&B Spinoff Settlement Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

   As of the date of this report, Unresolved Avoidance Claims with respect to approximately 2.1 million shares of D&B Stock have not been settled with the Company. Such D&B Stock is held by approximately 2,500 different individuals and entities (the "Class"), including Barclays Global Investors, N.A., Greentree Partners, Greenway Partners, Wilshire Associates, Inc. ("Wilshire") and WKW Asset Management (collectively, the "Class Representatives"). The Company seeks the return of this remaining D&B Stock, or equivalent value, for the benefit of the holders of Class A Membership Units.

   The Class was certified on or about March 30, 1998. After the Class was certified and counsel for the Class ("Class Counsel") was appointed, Class Counsel moved to:

   (1) decertify the Class;
   (2) dismiss the Unresolved Avoidance Claims; and
   (3) have the Company pay the Class' legal fees and costs.

   Additionally, Wilshire moved individually to be released as a Class Representative and dismissed from the litigation. On or about April 19, 1999, the matter was reassigned from the bankruptcy court to the United States District Court for the District of Delaware on the Class' motion.

   On June 9, 1999, the District Court held hearings on the pending motions. The District Court denied Wilshire's motion to be released as a Class Representative and took the remaining motions under advisement. On July 21, 1999, the District Court issued a brief memorandum order denying each of the Class' motions (the "July 21 Order").

   A scheduling teleconference was conducted with the District Court, Class Counsel and attorneys for the Company on July 22, 1999, and the District Court scheduled a trial commencing January 29, 2001. A scheduling order was issued July 27, 1999. On August 10, 1999, the Company was served with Class Counsel's motion (the "Motion") seeking leave to file an interim appeal of the July 21 Order, denying dismissal and class decertification. The Motion seeks to persuade the District Court that, among other things, the immediate appeal of the July 21 Order will materially advance the ultimate termination of the litigation regarding the Class. The Company intends to vigorously oppose the Motion.

   Discovery is ongoing and the Company and the Class have jointly petitioned the District Court to lift the automatic stay in Edison's second Chapter 11 Bankruptcy Proceeding (which was initiated on March 9, 1999) to allow the parties to conduct discovery of Edison and its officers, directors, employees and agents.

   The Company intends to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. While there can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

   The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, holders of Class A Membership Units pay taxes on their proportionate share of the Company's income.

Year-to-date Results

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

   Total revenues for the six months ended June 30, 1999 and June 30, 1998 were $47,014 and $3,101,905, respectively. This $3,054,891 decrease is primarily due to the significant decline in the receipt of D & B Spinoff

Settlement Proceeds. Interest income decreased from $246,428 in the six months ended June 30, 1998 to $47,014 in the six months ended June 30, 1999 due to the significant decline in cash balances resulting primarily from distributions to Members made during the normal course of operations and the decline in collection of D&B Settlement Proceeds during the period due to the pending litigation referenced in the above discussion.

   Total expenses decreased $246,704 due primarily to a decrease in Transfer Agent fees as a result of the decline in the amount and number of distributions by the Transfer Agent, and a decrease in legal and accounting fees due to the lack of activity during the period while the motions discussed above were pending the June 9, 1999 hearing.

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


                                    EBS LITIGATION, L.L.C.



                                    /s/ Peter N. Wang
                                    -----------------------
Date: August 13, 1999               Peter N. Wang, Manager