Form 10-Q
period 1999-09-30
EBS LITIGATION LLC
filed 1999-11-15
CIK 1066463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-24713


                              EBS Pension, L.L.C.
            (Exact name of registrant as specified in its charter)

                Delaware                               42-1466520
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

          Sixth and Marquette
   Minneapolis, Minnesota  55479-0069
(Address of principal executive offices)

                                (612) 667-4803
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 1, 1999 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                                      EBS PENSION, L.L.C.
                                    Statement of Operations
            For the Three and Nine Month Periods Ended September 30, 1999 and 1998
            ----------------------------------------------------------------------

                                       For the three months             For the nine months
                                        ended September 30,             ended September 30,
                                       1999            1998             1999              1998
                                    (unaudited)     (unaudited)      (unaudited)      (unaudited)
Income:
   Interest                           $ 19,589        $ 50,460         $ 58,414         $278,275
                                      --------        --------         --------         --------

       Total income                   $ 19,589        $ 50,460         $ 58,414         $278,275
                                      ========        ========         ========         ========

Expenses:
   Transfer agent and settlement
     administration fees              $ 28,000        $ 12,000         $ 54,000         $ 55,060
   Legal fees                           21,396          27,500           47,346           82,600
   Manager fees                         12,056          12,467           37,127           50,961
   Accounting fees                       2,000           9,000            5,000           14,000
   Other                                   179             172            6,010              272
                                      --------        --------         --------         --------

       Total expenses                   63,631          61,139          149,483          202,893
                                      --------        --------         --------         --------

Net (loss) income                     $(44,042)       $(10,679)        $(91,069)        $ 75,382
                                      ========        ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                              Balance Sheet as of
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------

                                                     September 30,     December 31,
                                                         1999              1998
                                                     -------------     ------------
                                                      (unaudited)
Assets
Cash and cash equivalents
   Available for general operations                   $  359,980        $  286,927
   Available for anticipated cost of legal             1,500,000         1,500,000
   indemnification of officers
Interest and distribution receivable                       7,035            14,313
                                                      ----------        ----------
      Total assets                                    $1,867,015        $1,801,240
                                                      ==========        ==========


Liabilities
Accrued expenses                                      $   52,060        $  112,531
Overdrawn cash balance                                         -             7,703
                                                      ----------        ----------
      Total liabilities                               $   52,060        $  120,234
                                                      ==========        ==========

Members' equity:
   Membership Units (Class A - 10,000,000
   authorized, 10,000,000 and 10,000,000 issued
   and outstanding at September 30, 1999 and
   December 31, 1998, respectively; Class B - 0
   and 0 authorized, issued and outstanding at
   September 30, 1999 and December 31, 1998,
   respectively)
   Paid-in capital                                     1,892,510         1,667,492
   Retained earnings                                     (77,555)           13,514
                                                      ----------        ----------

      Total members' equity                            1,814,955         1,681,006
                                                      ----------        ----------

      Total liabilities and members' equity           $1,867,015        $1,801,240
                                                      ==========        ==========

  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                    Statement of Changes in Members' Equity
                 For the Nine Months Ended September 30, 1999
                   and for the Year Ended December 31, 1998
                 --------------------------------------------

                                 Class A       Class B
                               Membership     Membership       Paid in       Retained
                                 Units           Units         Capital       Earnings         Total
Balance, December 31, 1997      9,058,041       941,959     $ 43,985,315     $(51,910)    $ 43,933,405
Capital distribution                    -             -      (42,318,251)           -      (42,318,251)
Units transferred                 942,238      (942,238)               -            -                -
Units and proceeds returned
 from June distribution              (279)          279              428            -              428
Period income                           -             -                -       65,424           65,424
                               ----------      --------     ------------     --------     ------------
Balance, December 31, 1998     10,000,000             -        1,667,492       13,514        1,681,006
Proceeds from canceled
 checks (unaudited)                                              225,018                       225,018
Year-to-date loss
 (unaudited)                            -             -                -      (91,069)         (91,069)
                               ----------      --------     ------------     --------     ------------
Balance, September 30, 1999
 (unaudited)                   10,000,000             -     $  1,892,510     $(77,555)    $  1,814,955
                               ==========      ========     ============     ========     ============

  The accompanying notes are an integral part of these financial statements.

                              EBS PENSION, L.L.C.
                            Statement of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
             -----------------------------------------------------

                                                               For the nine months ended
                                                                     September 30,
                                                                  1999           1998
                                                               (unaudited)    (unaudited)
Cash flows from operating activities:
   Net (loss) income                                       $    (91,069)    $    75,382
   Reconciliation of net (loss) income to cash flows
   provided by operating activities:
   Decrease in amounts due from Edison Brothers
   Stores, Inc.                                                   -          43,985,315
   Decrease (increase) in interest and distribution
   receivable                                                     7,280         (15,935)
   Decrease (increase) in liabilities                           (68,176)        110,511
                                                           ------------    ------------
       Cash flows (used for)/provided by operating
       activities                                              (151,965)     44,155,273
                                                           ------------    ------------
Cash flows from financing activities:
   Proceeds from canceled checks                                225,018
   Capital distribution, net                                     -          (39,977,093)
                                                           ------------    ------------

       Cash flows used for financing activities                 225,018     (39,977,093)

Net increase in cash and cash equivalents                        73,053       4,178,180

Cash and cash equivalents at beginning of period              1,786,927          -
                                                           ------------    ------------

Cash and cash equivalents at end of period                 $  1,859,980    $  4,178,180
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements.

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------


1. Description of business

   EBS Pension, L.L.C.. (the "Company") is governed by a Members Agreement, dated as of September 25, 1997 (the "Members Agreement"). Pursuant to the Members Agreement, the Company is organized for the exclusive purposes of (a) receiving and administering the cash proceeds to be received by Edison Brothers Stores, Inc. ("Edison") and its affiliated debtors in possession (collectively with Edison, the "Debtors") as a result of the termination of the Edison Brothers Stores, Inc. Pension Plan (the "Pension Plan"), net of
   (i) the Pension Plan assets transferred to qualified replacement pension plans, (ii) all costs, fees and expenses relating to termination of the Pension Plan and establishment of replacement plans, and (iii) all applicable taxes incurred or for which a reserve is established in connection with termination of the Pension Plan (the "Net Pension Plan Proceeds"), and (b) distributing such Net Pension Plan Proceeds to holders of Class A Membership Units (the "Members") in accordance with the Members Agreement.

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

   Basis of presentation

   These financial statements include the accounts of the Company for the periods from January 1, 1998 through December 31, 1998, January 1, 1998 through September 30, 1998 (unaudited) and January 1, 1999 through September 30, 1999 (unaudited), July 1, 1998 through September 30, 1998 (unaudited) and July 1, 1999 through September 30, 1999 (unaudited).

   Cash and cash equivalents

   Cash and cash equivalents consists of amounts held in an account in the Company's name at a highly-rated financial institution, along with U.S. Treasury Securities purchased and held in the Company's name.

   Accrued expenses

   Accrued expenses include amounts for unpaid legal, tax, accounting, manager and transfer agent fees. Amounts are payable within one year.

   Interest

   Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

   Expenses

   All expenses of the Company are recorded on the accrual basis of accounting.

   Income taxes

   The Company is not subject to taxes. Instead, holders of Class A Membership Units report their distributive share of the Company's profits and losses on their respective income tax returns.

3. Members' equity

   On September 25, 1997, Edison transferred the right to receive the Net Pension Plan Proceeds from the termination of the Pension Plan in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. The Net Pension Plan Proceeds amounted to $43.9 million at December 31, 1997 and were due from Edison at that date. Pursuant to the Plan of

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------

   Reorganization, an additional amount of $5.7 million (the "Pension Plan Tax Reserve") was to be held by Edison to satisfy certain fees and tax liabilities of Edison. The Plan of Reorganization further provided that upon receipt of a private letter ruling (the "Tax Ruling") from the Internal Revenue Service (the "IRS") indicating that no tax liability existed necessitating release of funds from the Pension Plan Tax Reserve that Edison should remit such funds to the Company. On September 28, 1998, the IRS issued the Tax Ruling. To date, however, Edison has not released the funds held in the Pension Plan Tax Reserve to the Company. Some portion of the Pension Plan Tax Reserve may ultimately be distributed by Edison to the Company. The amount of such distribution (if any), however, cannot be determined at this time. See Note 5 hereof for further discussion of the Pension Plan Tax Reserve.

   On December 12, 1997, in accordance with the Members Agreement and the Plan of Reorganization, Edison exchanged 9,058,041 Class B Membership Units for 9,058,041 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims.

   During 1998, Edison paid $43.9 million to the Company in satisfaction of the Company's receivable recorded at December 31, 1997. Of this amount, $42.3 million was distributed to holders of Class A Membership Units during 1998, $1.5 million is retained for the anticipated cost of legal indemnification of the officers of Edison, and the remaining amount is retained for other anticipated expenses expected to be incurred by the Company.

   During 1998, Edison exchanged 942,238 Class B Membership Units for 942,238 Class A Membership Units of the Company and simultaneously distributed such units to holders of Allowed General Unsecured Claims.

   Also during 1998, certain Class A Membership Unit holders returned 279 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in paid in capital and were available for future distributions to holders of Class A Membership Units. At December 31, 1998, Edison has no Class B Membership Units, authorized, issued or outstanding.

   (The information below has not been subjected to an audit.)

   On August 17, 1999, $225,018 of proceeds distributed in February 1998 were returned as the checks issued did not clear the bank within the 18-month period.

4. Related parties

   The Manager of the Company is the same financial institution that holds the Company's cash and cash equivalents.

5. Commitments and contingencies (unaudited)

   On March 9, 1999, Edison and certain affiliated entities (collectively, the "1999 Debtors") filed for protection under Chapter 11 of the Bankruptcy Code (the "Petition Date"). Prior to the Petition Date, Edison had not yet released the Pension Plan Tax Reserve to the Company. Therefore, the 1999 Debtors' Chapter 11 filing may have a materially adverse impact on the collectibility of the Pension Plan Tax Reserve discussed in the first paragraph of Note 3 above.

   On or about April 23, 1999, the Company filed a complaint (the "Complaint") against the 1999 Debtors seeking a declaration that the 1999 Debtors are holding the Pension Plan Tax Reserve in constructive trust for the Company and it is not part of the 1999 Debtors' bankruptcy estate. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint. A hearing on the Company's summary judgment motion is set for December 7, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

EBS PENSION, L.L.C.
Notes to Financial Statements
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------

6.  Subsequent events (unaudited)

    Cash on deposit as of October 31, 1999

    As of October 31, 1999, the Company had approximately $1.9 million in cash and cash equivalents. This sum represents the Pension Plan Funding amount as of this date and accrued interest from September 1, 1999 through September 30, 1999, less disbursements through October 31, 1999. This cash, plus any portion of Pension Plan Tax Reserve that may ultimately be received by the Company, will be used for general operations and for the anticipated cost of legal indemnification of the officers of Edison as contemplated by the Members' Agreement and collecting the Pension Plan Tax Reserve from Edison. Any amounts not used for these purposes will be made available for future distributions to Class A Membership Unit holders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the periods from January 1, 1998 through December 31, 1998, January 1, 1998 through September 30, 1998 (unaudited) and January 1, 1999 through September 30, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 1998. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.


Results of Operations/Overview

     The Company, which was formed pursuant to the Plan and the Members Agreement, is a limited purpose entity that was organized for the exclusive purposes of (a) receiving and administering the Net Pension Plan Proceeds, and
(b) distributing the Net Pension Plan Proceeds to holders of the Company's Class A Membership Units pursuant to the terms of the Members Agreement.

     On January 23, 1998, the Company received from Edison the Net Pension Plan Proceeds, which totaled approximately $43.9 million. The Company recognizes income from interest earned on its funds. The Company invests such funds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds and demand or time deposits and certificates of deposit with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the period ended December 31, 1997, the Company did not recognize any interest income because it did not receive the Pension Plan Proceeds until January 1998. During the year ended December 31, 1998 and the nine month periods ended September 30, 1998 and September 30, 1999, respectively, the Company recognized $321,488, $278,275 and $58,414 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any amounts received in the future from the Pension Plan Tax Reserve, (3) the amount and timing of distributions, if any, to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company may in the future receive funds currently held in the Pension Plan Tax Reserve, aggregating approximately $5.7 million. As noted in Note 5 to the Financial Statements, on June 16, 1999, the Company filed a motion for summary judgment determining that the 1999 Debtors are holding the Pension Plan Tax Reserve in constructive trust for the Company and that it is not property of the 1999 Debtors' bankruptcy estate, and ordering the 1999 Debtors to turn the money held in the Pension Plan Tax Reserve over to the Company. A hearing before the Bankruptcy Court on this matter is scheduled for December 7,1999. There can be no assurance, with regard to the outcome of the Company's motion. The Pension Plan Tax Reserve is discussed more fully below.

     The Company's general and administrative expenses consist primarily of fees payable to the Transfer Agent, the Manager and the Company's lawyers, accountants and auditors. The Company had expenses of $ 256,064, $149,483 and $202,893 for the year ended December 31, 1998, and the nine month periods ended September 30, 1998 and September 30, 1999, respectively. These expenses are expected to fluctuate in future periods primarily based on the volume of any future disbursements on account of Class A Membership Units and actions taken by the Company to collect the Pension Plan Tax Reserve from Edison.

     The Company and EBS Litigation, L.L.C. (another limited liability company formed pursuant to the Plan) have agreed to indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceedings commenced by EBS Litigation, L.L.C. other than with respect to any Unresolved Avoidance Claims (as defined in the Plan) that EBS Litigation, L.L.C. may have against such persons other than in their capacities as officers, directors or employees of the Debtors.
Pursuant to the Plan, the Company established the Indemnification Reserve ($1.5 million) from the Net Pension Plan Proceeds for the benefit of these indemnified persons in order to pay any costs and expenses incurred in defending any L.L.C. Related Claims (as defined in the Plan). Payment of such costs and expenses must first be sought from any applicable officers' and directors' insurance policy and then from the Indemnification Reserve. The Company's indemnification liability is limited to the amount of the Indemnification Reserve, i.e. an aggregate of $1.5 million. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Net Pension Plan Proceeds.

     At December 31, 1998 and September 30, 1999, the Company had cash and cash equivalents of approximately $1.8 million and $1.9 million, respectively. At September 30, 1998 the Company had cash and cash equivalents of approximately $4.2 million as not all of the distributions had been made. When determining the amount and timing of distributions, the Manager considered, among other things,
(1) the terms of the Members Agreement governing distributions, and (2) the anticipated amount of necessary reserves and future administrative expenses. The amount and timing of any future distributions of Pension Plan Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

     As of December 31, 1998, September 30, 1998 and September 30, 1999, the balance in the Company's operating cash account was $286,927, $334,726 and $359,980, respectively. Following satisfaction of administrative expenses, any funds remaining on deposit would be available for distribution to holders of Class A Membership Units. In addition, any remaining balance of the $1.5 million Indemnification Reserve, if any, ultimately would be available for such distribution.

     An additional potential component of a future distribution is the Pension Plan Tax Reserve. In connection with the termination of the Pension Plan, Edison sought Tax Ruling from the IRS to the effect that any income realized by Edison as a result of the Pension Plan termination will be available to offset certain deductions realized by the Debtors in the same taxable year. On September 28, 1998, the IRS issued the Tax Ruling. The Company was advised that as a result of the Tax Ruling, there were no additional taxes to be paid by Edison in connection with termination of the Pension Plan. Concurrent with the issuance of the IRS Tax Ruling, the Pension Benefit Guaranty Corporation (the "PBGC") was conducting an audit of Edison regarding the termination of the Pension Plan. Edison declined to release the $5.7 million pending resolution of the PBGC audit.

     On March 9, 1999, the 1999 Debtors filed a voluntary petition for relief under the provisions of chapter 11 of the Bankruptcy Code in the Bankruptcy Court. In its petition, the 1999 Debtors listed the Company among its largest unsecured creditors with a claim totaling approximately $5.7 million. The claim stems from the 1999 Debtors' retention of the Pension Plan Tax Reserve.

     A meeting of the 1999 Debtors' largest creditors convened on Friday, March 19, 1999 at the office of the United States Trustee for the District of Delaware (the "United States Trustee"). At this meeting, the United States Trustee appointed representatives of creditors to the Official Committee of Unsecured Creditors (the "1999 Committee"). Although the Company was not appointed to the 1999 Committee, as one of the largest creditors, the Company will continue to actively monitor the progress of the 1999 Debtors' bankruptcy cases. On or about April 23, 1999, the Company filed the Complaint with the Bankruptcy Court seeking a declaration that the 1999 Debtors are holding the Pension Plan Tax Reserve in constructive trust for the Company, and that the Pension Plan Tax Reserve is not property of the the Debtor's bankruptcy estate. As of June 11, 1999, the PBGC has concluded the audit without imposing a monetary obligation on the 1999 Debtors. However, as of the date hereof, the 1999 Debtors had not released the Pension Plan Tax Reserve to the Company. On June 16, 1999, the Company filed a motion for summary judgment with respect to the Complaint, and a hearing in the Bankruptcy Court on the summary judgment motion is set for December 7, 1999.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay any taxes. Instead, holders of Class A Membership Units pay taxes on their proportionate share of the Company's income.

Year-to-Date Results

Nine Months ended September 30, 1999 Compared to the Nine Months ended September 30, 1998.

     Total income for the nine months ended September 30, 1999 was $58,414 compared to $278,275 for the nine months ended September 30, 1998. This $219,861 decrease is primarily due to the decrease in interest income as a result of the significantly lower cash balances on hand during the respective periods.

     Total expenses decreased $53,410 due primarily to a decrease in legal and accounting fees due to the lack of activity during the period while the motions discussed above are before the court and a decrease in manager fees as a result of amortizing the yearly manager's fee of $50,000 ratably over the nine month period.

Year 2000 Issues

     In the light of the limited nature of the Company's activities, it does not believe its operations or financial condition are affected by Year 2000 issues, except insofar as it would be affected by a general interruption of telephone and utility services or if its Transfer Agent were unable to process distributions or transfers of Membership Units. The Company will seek written assurances from its Transfer Agent as to Year 2000 compliance. If the Company does not receive adequate assurances or if, notwithstanding those assurances, the Transfer Agent were noncompliant, it would replace the Transfer Agent with one that has systems that are Year 2000 compliant.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     Other than the Tax Ruling described in Part I, Item 2 of this Quarterly Report, and other than in connection with the Company's $5.7 million claim in Edison's Bankruptcy discussed in Part I, Item 2 hereof, the Company is not involved in any legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

     (A)    Exhibits       Description
            --------       -----------

              2.1* Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.

              3.1*         EBS Pension, L.L.C. Certificate of Formation

              3.2*         EBS Pension, L.L.C. Membership Agreement

             27.1          Financial Data Schedule


* Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24713)


     (B)     Reports on Form 8-K

             None.

                                  Signatures
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EBS PENSION, L.L.C.

                                    By: NORWEST BANK MINNESOTA, N.A.,
                                        in its capacity as Manager of EBS
                                        Pension, L.L.C.



                                    By: /s/ Lon P. LeClair
                                           -----------------------------
Date:  November 15, 1999                    Lon P. LeClair
                                            Vice President