Form 10-K405
period 1999-12-31
EBS LITIGATION LLC
filed 2000-03-30
CIK 1066463

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

                        Commission file number 000-24711

                               ----------------

                             EBS Litigation, L.L.C.
             (Exact name of registrant as specified in its charter)

               Delaware                                13-3989964
   (State or other jurisdiction of          (I.R.S. Employer Identification
            incorporation)                              Number)

                      c/o Friedman, Wang & Bleiberg, P.C.
                                 90 Park Avenue
                            New York, New York 10016
                              Attn: Peter N. Wang
                    (Address of principal executive offices)

                                 (212) 682-7474
               Registrant's telephone number, including area code

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                            Class A Membership Units
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   There is no aggregate market value of the registrant's Class A Membership Units held by nonaffiliates of the registrant as of December 31, 1999. Book value of the registrant's Class A Membership Units as of December 31, 1999 was approximately $1.9 million.

   There were 10,000,000 Class A Membership Units outstanding as of March 15, 2000.

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

   The Company was established pursuant to the Plan and the EBS Litigation, L.L.C. Members Agreement (the "Members Agreement"). Pursuant to the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claim which included, among other consideration, the holder's pro rata share of the Company's Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997 (the "Initial Distribution Date"). Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 1998 and 1999, there were 10,000,000 Class A Membership Units and No Class B Membership Units of the Company issued and outstanding.

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

   At December 31, 1998, the D&B Spinoff Settlement Proceeds that had been received by the Company aggregated approximately $15.0 million. This sum represents the aggregate settlement amount paid by D&B Spinoff Stockholders of approximately 2.4 million shares of D&B Common Stock. Holders of approximately 2 million remaining shares did not participate in the D&B Spinoff Settlement. For procedural reasons, the

Company is only seeking recovery against D&B Spinoff Stockholders who received more than 55 shares of D&B Common Stock in the D&B Spinoff.

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

   The Defendant Class' Motion to withdraw reference was assigned in the district court in late September 1998. The Motion was fully briefed, and the Company requested oral argument.

   In May 1999 the United States District court for the District of Delaware heard arguments on, and in July 1999 denied, the Defendant Class' Motion to Dismiss, the Defendant Class' Motion to Decertify the Defendant Class and Named Representative Wilshire Associates, Inc.'s ("Wilshire's") Motion to Dismiss.

   Wilshire subsequently complied with the Company's discovery requests, and disclosed the transferees of the shares of Dave & Busters, Inc. stock credited to Wilshire's account. The Company agreed to dismiss Wilshire as a defendant in the D&B Spinoff Litigation. The Defendant Class filed a Motion with the Court asking it to certify the questions raised by the Defendant Class' Motion to Dismiss and the Defendant Class'

Motion to Decertify the Defendant Class to the appellate court for immediate (interlocutory) review. The Company opposed the Defendant Class' motion, and in October 1999, the Court denied the Defendant Class' motion for interlocutory review. Pursuant to a scheduling order set by the District Court, the D&B Spinoff Litigation has been set for trial commencing January 29, 2001. Various related dates for discovery and procedural matters were also established by the District Court's scheduling order.

Status of D&B Spinoff Litigation as of December 31, 1999

   The District Court also referred the D&B Spinoff Litigation to a magistrate judge for assistance in trying to reach a reasonable settlement. The magistrate judge scheduled a settlement conference, subject to the parties' agreement for March 2000. While the Company did make a settlement proposal to the Defendant Class conditioned upon a prompt resolution of this dispute, in early March 2000, Class Counsel informed the District Court and the Company that they did not believe that settlement discussions would be fruitful and asked to be excused from participating in the settlement conference. By order dated as of March 6, 2000, the District Court canceled the settlement conference without setting a new date.

   The Company continues to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. While there can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

ITEM 2--PROPERTIES

   The Company does not own or lease any property.

ITEM 3--LEGAL PROCEEDINGS

   Other than the D&B Spinoff Litigation described throughout this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   There is no established public trading market for the Company's Class A Membership Units. As of December 31, 1999, there were 2,055 certified holders of record of the Class A Membership Units. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for more information.

ITEM 6--SELECTED FINANCIAL DATA

   The following summary operating and balance sheet data sets forth selected financial information of the Company as of and for the years ended December 31, 1999 and 1998 and the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 1999 and 1998 and as of and for the period ended December 31, 1997 has been derived from the Company's financial statements, which were audited by Rubin, Brown, Gornstein & Company, LLP. The following information should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented below.

                                    Year Ended      Year Ended    Period Ended
                                   December 31,    December 31,   December 31,
                                       1999            1998          1997(1)
                                   ------------    ------------   ------------
Operating Statement Data:
Defendant payment revenue.........        --        $4,981,595    $ 9,991,975
Interest income...................     92,376          388,168        106,048
Expenses..........................    298,707          671,438        175,587
Net (loss) income.................   (206,331)       4,698,325      9,922,436
Distribution per Class A
 Membership Unit..................       1.49 (3)         1.45(2)           0

Balance Sheet Data (at period
 end):
Total assets......................  1,996,483       $3,049,682    $12,069,695
Accrued expenses..................    102,414          161,560        147,259
Working capital...................  1,894,069        2,888,122     11,922,436
Members' equity...................  1,894,069        2,888,122     11,922,436

--------
(1) The Company's inception was September 25, 1997.
(2) This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During April 1998, the Company distributed approximately $7.0 million to the holders of 9,342,874 Class A Membership Units that were outstanding at the date of distribution. During June 1998, the Company distributed approximately $0.1 million to holders of the 127,507 Class A Membership Units that were distributed in June 1998. During October 1998, the Company distributed approximately $6.6 million to the 9,470,381 holders of Class A Membership Units.
(3) This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. During February 1999, the company distributed approximately $0.8 million to holders of the 86,871 and 442,748 Class A Membership Units that were distributed in November and December 1998, respectively.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 1999 and 1998 and as of and for the period ended
December 31, 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

   On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997 and approximately $5.0 million in the twelve month period ended December 31, 1998. For the year ended December 31, 1999, the Company did not receive any proceeds. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

   The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 1999 and 1998 and the period ended December 31, 1997, the Company recognized approximately $92,000, $388,000 and $106,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

   The Company's expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, accountants and auditors and insurance expenses. The Company had expenses of approximately $299,000, $671,000 and $176,000 for the years ended December 31, 1999 and 1998 and the period ended December 31, 1997, respectively. These expenses are expected to fluctuate in future periods primarily based on the activity in any period in the D&B Spinoff Litigation.

   The Company and EBS Pension, L.L.C. (another limited liability company formed pursuant to the Plan) have agreed to indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers' and directors' insurance policy, and then from the $1.5 million reserve established by EBS Pension, L.L.C. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company's assets.

   At December 31, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.9 million, $3.0 million and $12.0 million, respectively. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

ITEM 8--FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                          Independent Auditors' Report

                       Rubin, Brown, Gornstein & Co., LLP
                            230 South Benison Avenue
                              St. Louis, MO 63105

Members
EBS Litigation, L.L.C.

   We have audited the accompanying balance sheets of EBS Litigation, L.L.C., a limited liability company, as of December 31, 1999 and 1998, and the related statements of operations, changes in members' equity and cash flows for the years ended December 31, 1999 and 1998 and the period beginning September 25, 1997 and ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of EBS Litigation, L.L.C. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period beginning September 25, 1997 and ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            /s/ Rubin, Brown, Gornstein & Co.,
                                                            LLP
                                          _____________________________________
                                            Rubin, Brown, Gornstein & Co., LLP

March 8, 2000

                             EBS LITIGATION, L.L.C.

                                 BALANCE SHEET

                           December 31, 1999 and 1998

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
Assets
Cash and cash equivalents
  Available for general operations......................  $1,902,954 $2,190,255
  Available for holders of Class A Membership Units
   distributed in November and December of 1998.........                781,785
Prepaid insurance.......................................      67,315     66,082
Miscellaneous receivable................................      18,261
Interest receivable.....................................       7,953     11,560
                                                          ---------- ----------
    Total assets........................................  $1,996,483 $3,049,682
                                                          ========== ==========
Liabilities
Accrued expenses........................................  $  102,414 $  161,560
                                                          ---------- ----------
    Total liabilities...................................     102,414    161,560
                                                          ---------- ----------
Members' equity:
Membership Units (Class A--10,000,000 authorized, issued
 and outstanding at December 31, 1999 and 1998; Class
 B--0 authorized, issued and outstanding at December 31,
 1999 and 1998)
Retained earnings.......................................   1,894,069  2,888,122
                                                          ---------- ----------
    Total members' equity...............................   1,894,069  2,888,122
                                                          ---------- ----------
    Total liabilities and members' equity...............  $1,996,483 $3,049,682
                                                          ========== ==========


   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                            STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 1999 and 1998
                   and for the Period Ended December 31, 1997

                                                                 Period
                                     For the years ended   September 25, 1997
                                         December 31,      (date of inception)
                                     ---------------------       through
                                       1999        1998     December 31, 1997
                                     ---------  ---------- -------------------
Income:
Defendant payment revenue........... $     --   $4,981,595     $ 9,991,975
Interest............................    92,376     388,168         106,048
                                     ---------  ----------     -----------
  Total income......................    92,376   5,369,763      10,098,023
                                     ---------  ----------     -----------
Expenses:
Legal and accounting fees........... $ 100,968  $  327,364          41,540
Insurance...........................    88,767      97,343          26,575
Transfer agent and settlement
 administration fees................    74,000      76,588          67,224
Manager fees........................    32,293      94,945          28,116
Other...............................     2,679      75,198          12,132
                                     ---------  ----------     -----------
  Total expenses....................   298,707     671,438         175,587
                                     ---------  ----------     -----------
Net (loss) income................... $(206,331) $4,698,325     $ 9,922,436
                                     =========  ==========     ===========


   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                    STATEMENT OF CHANGES IN MEMBERS' EQUITY

                 For the Years Ended December 31, 1999 and 1998
                   and for the Period Ended December 31, 1997

                          Class A     Class B
                         Membership  Membership    Paid in      Retained
                           Units       Units       Capital      Earnings       Total
                         ----------  ----------  -----------  ------------  ------------
Balance, September 25,
 1997...................        --          --   $       --   $        --   $        --
Original capital
 contribution...........        --   10,000,000    2,000,000           --      2,000,000
Units Transferred.......  9,064,140  (9,064,140)         --            --            --
Period income...........        --          --           --      9,922,436     9,922,436
                         ----------  ----------  -----------  ------------  ------------
Balance, December 31,
 1997...................  9,064,140     935,860    2,000,000     9,922,436    11,922,436
Capital distribution....                          (2,000,000)  (11,732,812)  (13,732,812)
Units transferred.......    936,138    (936,138)
Units and proceeds
 returned from June
 distribution...........       (278)        278                        173           173
Current year income.....        --          --           --      4,698,325     4,698,325
                         ----------  ----------  -----------  ------------  ------------
Balance, December 31,
 1998................... 10,000,000                              2,888,122     2,888,122
Current year capital
 distribution...........                                          (787,722)     (787,722)
Current year loss.......        --          --           --       (206,331)     (206,331)
                         ----------  ----------  -----------  ------------  ------------
Balance, December 31,
 1999................... 10,000,000         --   $       --   $  1,894,069  $  1,894,069
                         ==========  ==========  ===========  ============  ============


   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                            STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 1999 and 1998
                   and for the Period Ended December 31, 1997

                                                                       Period
                                                                      September
                                                                      25, 1997
                                                                      (date of
                                                                     inception)
                                            For the years ended        through
                                                December 31,          December
                                             1999          1998       31, 1997
                                          -----------  ------------  -----------
Cash flows from operating activities:
  Net (loss) income.....................  $  (206,331) $  4,698,325  $ 9,992,436
  Reconciliation of net (loss) income to
   cash flows (used in)/provided by
   operating activities:
    Increase in prepaid insurance.......       (1,233)      (66,082)
    Increase in miscellaneous
     receivable.........................      (18,261)                       --
    Decrease (increase) in interest
     receivable.........................        3,607        36,939      (48,499)
    (Decrease) increase in accrued
     expenses...........................      (59,146)       14,301      147,259
                                          -----------  ------------  -----------
      Cash flows (used in)/provided by
       operating activities.............     (281,364)    4,683,483   10,021,196
                                          -----------  ------------  -----------
Cash flows from financing activities:
  Capital contribution..................                               2,000,000
  Capital distribution, net.............     (787,722)  (13,732,639)         --
                                          -----------  ------------  -----------
      Cash flows (used in) provided by
       financing activities.............     (787,722)  (13,732,639)   2,000,000
                                          -----------  ------------  -----------
Net (decrease) increase in cash and cash
 equivalents............................   (1,069,086)   (9,049,156)  12,021,196
Cash and cash equivalents at beginning
 of period..............................    2,972,040    12,021,196          --
                                          -----------  ------------  -----------
Cash and cash equivalents at end of
 period.................................  $ 1,902,954  $  2,972,040  $12,021,196
                                          ===========  ============  ===========


   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

1. Description of business

   EBS Litigation, L.L.C. (the "Company") is governed by a Members Agreement, dated as of September 25, 1997 (the "Members Agreement"). Pursuant to the Members Agreement, the Company was organized for the exclusive purposes of (a) prosecuting, settling and/or liquidating the unresolved avoidance claims relating to the distribution by Edison Brothers Stores, Inc. ("Edison") of approximately 4.4 million shares of common stock of Dave & Busters, Inc. to holders of Edison common stock in the form of a dividend and all related transactions (the "Unresolved Avoidance Claims"), (b) receiving, and administering the cash proceeds of the Unresolved Avoidance Claims (the "D&B Spinoff Settlement Proceeds"), and (c) distributing the D&B Spinoff Settlement Proceeds to holders of Class A Membership Units (the "Members") in accordance with the Members Agreement.

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

 Basis of presentation

   These financial statements include the accounts of the Company as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 and the period ended December 31, 1997.

 Cash and cash equivalents

   Cash and cash equivalents consists of amounts held in an account in the Company's name at a highly-rated financial institution. These funds are invested in an institutional money market fund investing solely in direct obligations of the United States Government.

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

                             EBS LITIGATION, L.L.C.

 Income taxes

   The Company is not subject to income taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

3. Members' equity

   On September 25, 1997, Edison transferred the rights, title and interests in the Unresolved Avoidance Claims to the Company. In addition, as of September 25, 1997, Edison was obligated to provide cash funding to the Company of $2.0 million, which was subsequently paid to the Company on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which at that time represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Members Agreement and the Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc. (the "Plan"), Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

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

   Also during 1998, certain Class A Membership Unit holders returned 278 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in retained earnings and were made available for future distributions to holders of Class A Membership Units. At December 31, 1998 and 1999, Edison has no Class B Membership Units outstanding.

   On February 1, 1999, the Company distributed $0.8 million of reserved amounts of D&B Spinoff Settlement Proceeds to the holders of the Class A Membership Units that were distributed in November and December 1998. This represents the entire amount of D&B Spinoff Settlement Proceeds reserved for future holders of Class A Membership Units.

4. Subsequent events

 Cash on deposit as of March 1, 2000

   As of March 1, 2000, the Company had approximately $1.9 million in cash equivalents. This amount represents the sum of aggregate D&B Spinoff Settlement Proceeds, the L.L.C. Funding Amount and accrued interest earned from January 1, 2000 through January 31, 2000, less disbursements through March 1, 2000. These proceeds will be used for general operations. Any amounts not used for general operations will be made available for future distributions to Class A Membership Unit holders.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company has no directors and the Manager, Peter N. Wang, acts as the Company's sole executive officer. Mr. Wang is 51 years old and has been a shareholder and officer of FWB for the past 20 years. The Manager may resign at any time or be removed by the holders (the "Requisite Holders") of 65% or more of the outstanding Class A Membership Units (excluding such holders against whom the Company holds Unresolved Avoidance Claims), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the death, resignation, incompetency or removal of the Manager, the Requisite Holders may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager or the Manager's representative may petition the Bankruptcy Court for the appointment of a successor Trustee.

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

   With respect to services rendered during the year ended December 31, 1999, FWB was paid $2,125 on account of the Manager's services to the Company and $29,820 on account of services of another attorney at FWB who assisted him. The Company also paid $90 for the services of a paralegal at FWB and $260 in expense reimbursement.

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

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the certificated ownership of the Company's Class A Membership Units of persons known to the Company to be the certificated owner of more than five percent of the outstanding Class A Membership Units as of December 31, 1999. The Manager does not own any Class A Membership Units.

                                     Number of
                                      Class A
   Name and Address of               Membership Nature of Certificated
   Certificated Owner                  Units          Ownership        Percent
   -------------------               ---------- ---------------------- -------
   Swiss Bank Corporation........... 1,593,601  Sole Voting/Investment  15.9%
   Principal Mutual Life............   802,425  Sole Voting/Investment   8.0%
   Citibank, N.A....................   836,070  Sole Voting/Investment   8.4%
   Loeb Partners Corporation........   778,382  Sole Voting/Investment   7.8%
   Contrarian Capital Advisors,
    L.L.C...........................   678,102  Sole Voting/Investment   6.8%
   Morgens Waterfall Overseas
    Partners........................   653,314  Sole Voting/Investment   6.5%


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. The following financial statements and the report thereon of Rubin, Brown, Gornstein & Co., LLP are included in Item 8 of this Annual Report on Form 10-K:

       Report of Independent Public Accountants

       Balance Sheets as of December 31, 1999 and 1998

      Statements of Operations for the Years Ended December 31, 1999 and 1998 and for the Period Ended December 31, 1997

      Statements of Changes in Members' Equity for the Years Ended December 31, 1999 and 1998 and for the Period Ended December 31, 1997

      Statements of Cash Flows for the Years Ended December 31, 1999 and 1998 and for the Period Ended December 31, 1997

       Notes to Financial Statements

  2. Financial Statement Schedules:

    All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.
(b) The Company has not filed any reports of Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

(c) Exhibits

   Exhibit
   Number  Description
   ------- -----------
    2.1*   Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.
    3.1*   EBS Litigation, L.L.C. Certificate of Formation
    3.2*   EBS Litigation, L.L.C. Membership Agreement
   23.1    Consent of Independent Public Accountants
   27.1    Financial Data Schedule

--------
* Incorporated herein by reference to the Company's Form 10 originally filed with theSecurities and Exchange Commission on July 29, 1998 (SEC File No. 000-24711).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EBS Litigation, L.L.C.
                                          (Registrant)

                                                   /s/ Peter N. Wang
                                          By: _________________________________
                                                       Peter N. Wang
                                                          Manager

Dated March 29, 2000

                                 EXHIBIT INDEX

 Exhibit
 Number                     Item                             Location
 -------                    ----                             --------
   2.1*  Amended Joint Plan of Reorganization of     Incorporated by reference
          Edison Brothers Stores, Inc.

   3.1*  EBS Litigation, L.L.C. Certificate of       Incorporated by reference
          Formation

   3.2*  EBS Litigation, L.L.C. Membership           Incorporated by reference
          Agreement

  23.1   Consent of Independent Public Accountants   Filed herewith

  27.1   Financial Data Schedule                     Filed herewith

--------
* Incorporated herein by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24711).