Form 10-Q
period 2000-03-31
EBS LITIGATION LLC
filed 2000-05-15
CIK 1066463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At May 1, 2000 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            EBS LITIGATION, L.L.C.
                              Statement of Income
              For the Three Months Ended March 31, 2000 and 1999
              --------------------------------------------------

                                        For the three months ended
                                                March 31,

                                           2000           1999
                                        (unaudited)    (unaudited)
Income:
     Defendant payment revenue            $   --        $    --
     Interest                               24,261         24,797
                                          --------       --------
          Total income                    $ 24,261       $ 24,797
                                          ========       ========

Expenses:
     Legal and accounting fees            $ 38,366       $  2,000
     Insurance                              22,192         22,192
     Transfer agent and settlement
      administration fees                   12,000         10,000
     Manager fees                            6,691         15,966
     Other                                     500            100
                                          --------       --------
          Total expenses                    79,749         50,258
                                          --------       --------
Net loss                                  $(55,488)      $(25,461)
                                          ========       ========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                                 Balance Sheet
                     March 31, 2000 and December 31, 1999
                     ------------------------------------

                                                                    March 31, 2000   December 31,
                                                                      (unaudited)       1999
Assets
Cash and cash equivalents

  Available for general operations                                     $1,904,680     $1,902,954
Prepaid insurance                                                          45,123         67,315
Interest receivable                                                         8,736          7,953
Miscellaneous receivable                                                    --            18,261
                                                                       ----------     ----------
    Total assets                                                       $1,958,539     $1,996,483
                                                                       ==========     ==========

Liabilities
Accrued expenses                                                       $  119,958     $  102,414
                                                                       ----------     ----------
    Total liabilities                                                     119,958        102,414
                                                                       ----------     ----------
Members' equity:
  Membership Units (Class A - 10,000,000 authorized, issued and outstanding at March 31, 2000 and December 31, 1999,
  Class B - 0 authorized, issued and outstanding at March 31,
  2000 and December 31, 1999)

  Retained earnings                                                     1,838,581      1,894,069
                                                                       ----------     ----------
    Total members' equity                                               1,838,581      1,894,069
                                                                       ----------     ----------
    Total liabilities and members' equity                              $1,958,539     $1,996,483
                                                                       ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                    Statement of Changes in Members' Equity
          For the Periods Ended March 31, 2000 and December 31, 1999
          ----------------------------------------------------------

                                       Class A        Class B        Retained           Total
                                      Membership     Membership      Earnings
                                        Units          Units
Balance, January 1, 1999              10,000,000         --         $2,888,122       $2,888,122

Capital distribution                          --         --           (787,722)        (787,722)

Current year loss                             --         --           (206,331)        (206,331)
                                      ----------     ----------     ----------       ----------
Balance, December 31, 1999            10,000,000         --          1,894,069        1,894,069

Current period loss (unaudited)               --         --            (55,488)         (55,488)
                                      ----------     ----------     ----------       ----------
Balance, March 31, 2000
 (unaudited)                          10,000,000         --         $1,838,581       $1,838,581
                                      ==========     ==========     ==========       ==========


  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                            Statement of Cash Flows
              For the Three Months Ended March 31, 2000 and 1999
              --------------------------------------------------

                                                               For the three months ended
                                                                      March 31,
                                                                   2000           1999
                                                               (unaudited)    (unaudited)
Cash flows from operating activities:

  Net loss                                                     $  (55,488)    $  (25,461)

  Reconciliation of net loss to cash flows provided by operating activities:

    Decrease in prepaid insurance                                  22,192         22,192

    Decrease in miscellaneous receivables                          18,261             --

    (Increase) decrease in interest receivable                       (783)         3,814

    Increase (decrease) in accrued expenses                        17,547        (70,123)
                                                               ----------     ----------
      Cash flows provided by/(used in) operating
      activities                                                    1,729        (69,578)
                                                               ----------     ----------

Cash flows from financing activities:
  Capital distribution, net                                            --       (787,722)
                                                               ----------     ----------

      Cash flows provided by/(used in) financing
      activities                                                       --       (787,722)
                                                               ----------     ----------

Net increase (decrease) in cash and cash equivalents                1,729       (857,300)

Cash and cash equivalents at beginning of period                1,902,951      2,972,041
                                                               ----------     ----------

Cash and cash equivalents at end of period                     $1,904,680     $2,114,741
                                                               ==========     ==========


  The accompanying notes are an integral part of these financial statements.

EBS LITGATION, L.L.C.
Notes to Financial Statements
March 31, 2000 and December 31, 1999
-------------------------------------------------------------------------------

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

2.   Summary of significant accounting policies

     This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Adjustments are of a normal recurring nature.

     Basis of presentation

     These financial statements include the accounts of the Company for the periods from January 1, 1999 through December 31, 1999, January 1, 1999 through March 31, 1999 (unaudited) and January 1, 2000 through March 31, 2000 (unaudited).

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

EBS LITGATION, L.L.C.
Notes to Financial Statements
March 31, 2000 and December 31, 1999
-------------------------------------------------------------------------------

3.   Members' equity

     On September 25, 1997, Edison transferred its rights, title and interest in the Unresolved Avoidance Claims. In addition, as of September 25, 1997, Edison was obligated to provide cash funding to the Company of $2.0 million (the "LLC Funding Amount"), which was subsequently paid to the Company on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company's Members Agreement and the Plan of Reorganization, Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

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

     Also during 1998, certain Class A Membership Unit holders returned 278 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in retained earnings and were made available for future distribution to holders of Class A Membership Units. At December 31, 1999, Edison has no Class B Membership Units outstanding.

     On February 1, 1999, the Company distributed the $0.8 million of reserved amounts of D&B Spinoff Settlement Proceeds (as defined in the Plan) to the holders of the Class A Membership Units that were distributed in November and December 1998. This represents the entire amount of funds reserved for future holders of Class A Membership Units.

4.   Subsequent events (unaudited)

     Cash on deposit as of April 25, 2000
     As of April 25, 2000, the Company had approximately $1.9 million in cash and cash equivalents. This amount represents the sum of aggregate D&B Spinoff Settlement Proceeds, the L.L.C. Funding Amount and accrued interest through March 31, 2000, less disbursements through April 25, 2000. These proceeds will be used for general operations. Any amounts not used will be made available for future distributions to Class A Membership Unit holders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2000 through March 31, 2000 (unaudited) and January 1, 1999 through March 31, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

Results of Operations/Overview

     The Company, which was formed pursuant to the Amended Joint Plan of Reorganization Under Chapter 11 of the U.S. Bankruptcy Code filed by the Debtors (the "Plan") and the Members Agreement, is a limited purpose entity organized solely for the purposes of (a) prosecuting, settling and/or liquidating the Unresolved Avoidance Claims, (b) receiving and administering the proceeds from the Unresolved Avoidance Claims (the "Avoidance Claim Proceeds"), and (c) distributing the net Avoidance Claim Proceeds to holders of the Company's Class A Membership Units pursuant to the terms of the Members Agreement. The Company commenced its activities on September 25, 1997.

     On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the year ended December 31, 1999 or three months ended March 31, 2000. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $92,000, $388,000 and $106,000 of interest income, respectively. During the three month periods ended March 31, 2000 and 1999, the Company recognized approximately $24,300 and $24,800 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Company's lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $299,000, $671,000 and $176,000 for the years ended December 31, 1999 and 1998, and the period ended December 31, 1997, respectively.

During the three month periods ended March 31, 2000 and 1999, the Company had expenses of approximately $79,750 and $50,260, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

     At December 31, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.9 million, $3.0 million and $12.0 million, respectively. At March 31, 2000, the Company had cash and cash equivalents of approximately $1.9 million. During 1999, the company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

     As of the date of this report, the Company's lawyers completed third-party discovery, including depositions of former officers and directors of Edison, and third-party discovery closed on March 31, 2000, pursuant to court order. On or about March 29, 2000, the Class Representatives (D&B Stock is held by approximately 2,500 different individuals and entities. These include Barclays Global Investors, N.A., Greentree Partners, Greenway Partners, Wilshire Associates, Inc. and WKW Asset Management, which are referred to herein as the "Class Representatives.") filed a purported third-party complaint against former directors of Edison, former and current directors of Dave & Busters, Inc. and against Dave & Busters, Inc. The complaint purports to allege claims for breach of fiduciary duties, aiding and abetting breaches of fiduciary duties and for contribution or "subrogation." Because these claims might have implicated the indemnification provisions described above, the claims were reviewed in detail by the Company's lawyers, and found to be without substantial merit. While there can be no assurances of the Company's success, the Company intends to oppose joinder of these claims in the D&B Spin-off Litigation (as defined in the Plan).

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Quarterly Results

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

     Total revenues for the three months ended March 31, 2000 and 1999 were $24,261 and $24,797, respectively. This decrease is due to the lack of receipt of D & B Spinoff Settlement Proceeds and expenses during the normal course of operations.

     Total expenses increased $29,491 due primarily to an increase in legal and accounting fees due to the increase in activity during the period while trying to resolve settlement issues.

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


                                    EBS LITIGATION, L.L.C.



                                    /s/ Peter N. Wang
                                    ---------------------------------
Date: May 15, 2000                  Peter N. Wang, Manager