Form 10-Q
period 2000-06-30
EBS LITIGATION LLC
filed 2000-08-16
CIK 1066463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At August 1, 2000 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            EBS LITIGATION, L.L.C.

                              Statement of Income
                      for the Three and Six Month Periods
                         Ended June 30, 2000 and 1999
                         ----------------------------

                                          For the three months            For the six months
                                             ended June 30,                  ended June 30,
                                            2000          1999           2000           1999
                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)

Income:
   Defendant payment revenue             $  1,359       $   -          $   1,359      $   -
   Interest                                25,066         22,217          49,327        47,014
                                         --------       --------       ---------      --------

    Total income                         $ 26,425       $ 22,217       $  50,686      $ 47,014
                                         ========       ========       =========      ========


Expenses:
   Legal and accounting fees             $ 82,440       $  3,344       $ 120,806      $  5,344
   Insurance                               22,438         22,438          44,630        44,630
   Manager fees                             5,538          2,864          12,229        18,830
Other                                       4,500           -              5,000           100
   Transfer agent and
      settlement administration fees        3,000         28,000          15,000        38,000
                                         --------       --------       ---------      --------

     Total expenses                       117,916         56,646         197,665       106,904
                                         --------       --------       ---------      --------

Net loss                                 $(91,491)      $(34,429)      $(146,979)     $(59,890)
                                         ========       ========       =========      ========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                                 Balance Sheet
                      June 30, 2000 and December 31, 1999
                      -----------------------------------

                                                                     June 30, 2000   December 31,
                                                                      (unaudited)        1999
Assets
Cash and cash equivalents
  Available for general operations                                     $1,791,144     $1,902,954
Prepaid insurance                                                          22,685         67,315
Interest receivable                                                         8,478          7,953
Miscellaneous receivable                                                    -             18,261
                                                                       ----------     ----------
      Total assets                                                     $1,822,307     $1,996,483
                                                                       ==========     ==========

Liabilities
Accrued expenses                                                       $   75,217     $  102,414
                                                                       ----------     ----------
      Total liabilities                                                    75,217        102,414
                                                                       ----------     ----------

Members' equity:
  Membership Units (Class A - 10,000,000 authorized, issued and outstanding at June 30, 2000 and December 31, 1999, Class B -
  0 authorized, issued and outstanding at June 30, 2000 and
  December 31, 1999)
  Retained earnings                                                     1,747,090      1,894,069
                                                                       ----------     ----------
      Total members' equity                                             1,747,090      1,894,069
                                                                       ----------     ----------
      Total liabilities and members' equity                            $1,822,307     $1,996,483
                                                                       ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                    Statement of Changes in Member's Equity
                  For the Six Months Ended June 30, 2000 and
                     For the Year Ended December 31, 1999
                     ------------------------------------

                                      Class A       Class B
                                    Membership     Membership      Retained
                                       Units         Units         Earnings         Total
Balance, January 1, 1999            10,000,000         -          $2,888,122      $2,888,122
Capital distribution                    -              -            (787,722)       (787,722)
Current year loss                       -              -            (206,331)       (206,331)
                                    ----------     ----------     ----------      ----------
Balance, December 31, 1999          10,000,000         -           1,894,069       1,894,069
Current period loss (unaudited)         -              -            (146,979)       (146,979)
                                    ----------     ----------     ----------      ----------
Balance, June 30, 2000
(unaudited)                         10,000,000         -          $1,747,090      $1,747,090
                                    ==========     ==========     ==========      ==========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                            Statement of Cash Flows
                For the Six Months Ended June 30, 2000 and 1999

                                                             For the six months ended
                                                                     June 30,
                                                                 2000          1999
                                                              (unaudited)   (unaudited)
Cash flows from operating activities:
  Net loss                                                    $ (146,979)   $  (59,890)
  Reconciliation of net loss to cash flows provided by
   operating activities:
   Decrease in prepaid insurance                                  44,630        44,630
    Decrease in miscellaneous receivables                         18,261         -
    (Increase) decrease in interest receivable                      (525)        3,997
    Decrease in accrued expenses                                 (27,197)      (73,008)
                                                              ----------    ----------
       Cash flows used in operating activities                  (111,810)      (84,271)
                                                              ----------    ----------

Cash flows from financing activities:
  Capital distribution, net                                       -           (787,722)
                                                              ----------    ----------

    Cash flows used in financing activities                       -           (787,722)
                                                              ----------    ----------

                                                                (111,810)     (871,993)
Net decrease in cash and cash equivalents
                                                               1,902,954     2,972,040
Cash and cash equivalents at beginning of period              ----------    ----------

Cash and cash equivalents at end of period                    $1,791,144    $2,100,047
                                                              ==========    ==========

  The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.
Notes to Financial Statements
June 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------

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

2.   Summary of Significant Accounting Policies

     This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal recurring nature. Actual results could differ from those estimates.

     Basis of Presentation

     These financial statements include the accounts of the Company for the periods from January 1, 1999 through December 31, 1999, January 1, 1999 through June 30, 1999 (unaudited) and January 1, 2000 through June 30, 2000 (unaudited), April 1, 1999 through June 30, 1999 (unaudited), and April 1, 2000 through June 30, 2000 (unaudited).

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

EBS LITIGATION, L.L.C.
Notes to Financial Statements
June 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------


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

4.  Subsequent Events (unaudited)

    Cash on deposit as of July 15, 2000
    As of July 15, 2000, the Company had approximately $1.8 million in cash and cash equivalents. This amount represents the sum of aggregate D&B Spinoff Settlement Proceeds, the L.L.C. Funding Amount and accrued interest through June 30, 2000, less disbursements through July 15, 2000. These proceeds will be used for general operations. Any amounts not used will be made available for future distributions to Class A Membership Unit holders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2000 through June 30, 2000 (unaudited) and January 1, 1999 through June 30, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the year ended December 31, 1999. The Company recovered $1,359 for the six month period ended June 30, 2000. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $92,000, $388,000 and $106,000 of interest income, respectively. During the six month periods ended June 30, 2000 and 1999, the Company recognized approximately $49,327 and $47,014 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Company's lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $299,000, $671,000 and $176,000 for the years ended December 31, 1999 and 1998, and the period ended December 31, 1997, respectively. During the six month periods ended June 30, 2000 and 1999, the Company had expenses of approximately $197,665 and $106,904, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

     At December 31, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.9 million, $3.0 million and $12.0 million, respectively. At June 30, 2000, the Company had cash and cash equivalents of approximately $1.8 million. During 1999, the company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

     The Company's lawyers completed third-party discovery, including depositions of former officers and directors of Edison, and third-party discovery closed on March 31, 2000, pursuant to court order. On or about March 29, 2000, the Class Representatives (D&B Stock is held by approximately 2,500 different individuals and entities (the "Class"). The Class includes Barclays Global Investors, N.A., Greentree Partners, and Greenway Partners, which are referred to herein as the "Class Representatives.") filed a third-party complaint against former directors of Edison (the "Edison Third-party Defendants"), former and current directors of Dave & Busters, Inc. and against Dave & Busters, Inc. (the "D&B Third-party Defendants" and collectively with Edison Third Party Defendants, the "Third-party Defendants"). The complaint purports to allege claims for breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, and for contribution or "subrogation." Because these claims might have implicated the indemnification provisions described above, the claims were reviewed in detail by the Company's lawyers, and found to be without substantial merit. While there can be no assurances of the Company's success, the Company intends to oppose joinder of these claims in the D & B Spin-off Litigation (as defined in the Plan).

     In June 2000, the Third-party Defendants each filed a Motion to Dismiss the third-party complaints against them. The Company filed a joinder in those motions. The Class filed responses in July, and the Third-party Defendants' replies are due on August 16, 2000. A hearing on the Motions has been scheduled for August 21, 2000. The Court has promised a prompt ruling, and stayed the taking of depositions, including expert depositions, pending the ruling. A ruling denying the Motions to Dismiss, and allowing the Class' action against the Third-party Defendants to proceed, could negatively impact the Company's trial date currently set for January 29, 2001.

     In July 2000, the Class Representatives also filed a Motion to Amend the Order Certifying the Defendant Class. In this Motion, the Class Representatives seek to add absent class members as named class representatives. The Company opposed this Motion on the grounds that: the Class Representatives should not have been represented by Class Counsel in the Motion against absent class members; there was no showing of need to add named class representatives; and the adding of certain absent class members as named class representatives could create unnecessary conflicts for the Company's lawyers to the substantial prejudice of the Company. Two of the proposed named class representatives, Mellon Bank and Boston Safe Deposit, related entities, have also filed a substantive objection to the Motion on similar grounds. The Company has requested that a hearing on this Motion be held August 21, 2000 as well.

     The Company continues vigorously to pursue the litigation, and is working to preserve the current trial schedule that the Company believes is important to its efforts to collect the value of the D&B Spin-off shares.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Quarterly Results

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     Total revenues for the six months ended June 30, 2000 and 1999 were $50,686 and $47,014, respectively. This increase is due to the receipt of D&B Spinoff Settlement Proceeds and an increase in interest rates.

     Total expenses increased $90,761 due primarily to an increase in legal and accounting fees due to the increase in litigation activity during the period and efforts to resolve settlement issues.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     Other than the D&B Spinoff Litigation referenced elsewhere herein, the Company is not involved in any legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

  (A)  Exhibits     Description
       --------     -----------

           2.1* Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.

           3.1*     EBS Litigation, L.L.C. Certificate of Formation

           3.2*     EBS Litigation, L.L.C. Membership Agreement

          27.1      Financial Data Schedule


* Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24711).


  (B)  Reports on Form 8-K

       None.

                                   Signatures
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EBS LITIGATION, L.L.C.



                                    /s/  Peter N. Wang, Manager
                                    ----------------------------------------
Date: August 15, 2000               Peter N. Wang, Manager