Form 10-Q
period 2000-09-30
EBS LITIGATION LLC
filed 2000-11-14
CIK 1066463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


At November 1, 2000 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            EBS LITIGATION, L.L.C.
                            Statement of Operations
                     For the Three and Nine Month Periods
                       Ended September 30, 2000 and 1999
                       ---------------------------------

                                        For the three months           For the nine months
                                         ended September 30,           ended September 30,
                                         2000           1999           2000           1999
                                     (unaudited)    (unaudited)    (unaudited)    (unaudited)
Income:
   Interest                           $  25,041      $  22,299      $  74,368      $  69,313
   Defendant payment revenue              2,349             --          3,708             --
                                      ---------      ---------      ---------      ---------

    Total income                      $  27,390      $  22,299      $  78,076      $  69,313
                                      =========      =========      =========      =========

Expenses:
   Legal and accounting fees          $  95,736      $  67,248      $ 211,542      $  72,592
   Insurance                             22,685         21,452         67,315         66,082
   Transfer agent and settlement
      administration fees                11,000         30,000         26,000         68,000
   Manager fees                           6,452         12,150         18,681         30,980
   Other                                    600            382          5,600            482
                                      ---------      ---------      ---------      ---------

    Total expenses                      136,473        131,232        329,138        238,136
                                      ---------      ---------      ---------      ---------

Net loss                              $(109,083)     $(108,933)     $(251,062)     $(168,823)
                                      =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                                 Balance Sheet
                   September 30, 2000 and December 31, 1999
                   ----------------------------------------


                                                                      September 30,   December 31,
                                                                          2000            1999
                                                                       (Unaudited)
Assets

Cash and cash equivalents
  Available for general operations                                       $1,734,331     $1,902,954
Prepaid insurance                                                                --         67,315
Interest receivable                                                           8,332          7,953
Miscellaneous receivable                                                      5,000         18,261
                                                                         ----------     ----------
    Total assets                                                         $1,747,663     $1,996,483
                                                                         ==========     ==========

Liabilities

Accrued expenses                                                         $  104,656     $  102,414
                                                                         ----------     ----------
    Total liabilities                                                       104,656        102,414
                                                                         ----------     ----------

Members' equity:

  Membership Units (Class A - 10,000,000 authorized,
  issued and outstanding at September 30, 2000 and
  December 31, 1999, Class B - 0 authorized, issued
  and outstanding at September 30, 2000 and
  December 31, 1999)
Retained earnings                                                         1,643,007      1,894,069
                                                                         ----------     ----------
    Total members' equity                                                 1,643,007      1,894,069
                                                                         ----------     ----------
    Total liabilities and members' equity                                $1,747,663     $1,996,483
                                                                         ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                    Statement of Changes in Members' Equity
               For the Nine Months Ended September 30, 2000 and
                     For the Year Ended December 31, 1999
                     ------------------------------------


                                   Class A        Class B
                                 Membership     Membership       Retained
                                   Units          Units          Earnings       Total
Balance, January 1, 1999          10,000,000            --     $2,888,122    $2,888,122

Capital distribution                      --            --       (787,722)     (787,722)

Current year loss                         --            --       (206,331)     (206,331)
                                  ----------    ----------     ----------    ----------

Balance, December 31, 1999        10,000,000            --      1,894,069     1,894,069

Year-to-date loss (unaudited)             --            --       (251,062)     (251,062)
                                  ----------  ------------     ----------    ----------

Balance, September 30, 2000
 (unaudited)                      10,000,000            --     $1,643,007    $1,643,007
                                  ==========  ============     ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                            Statement of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999
             -----------------------------------------------------

                                                               For the nine months ended
                                                                      September 30,
                                                                 2000              1999
                                                             (unaudited)       (unaudited)
Cash flows from operating activities:

  Net loss                                                   $ (251,062)       $ (168,823)

  Reconciliation of net loss to cash flows used in operating activities:

    Decrease in prepaid insurance                                67,315            66,082

    Decrease in miscellaneous receivables                        13,261                --

    Increase (decrease) in accrued expenses                       2,242           (81,368)

    Increase (decrease) in interest receivable                     (379)            4,001
                                                             ----------        ----------

       Cash flows used in operating activities                 (168,623)         (180,108)
                                                             ----------        ----------

Cash flows from financing activities:
  Capital distribution, net                                          --          (787,722)
                                                             ----------        ----------

    Cash flows used in financing activities                          --          (787,722)
                                                             ----------        ----------

Net decrease in cash and cash equivalents                      (168,623)         (967,830)

Cash and cash equivalents at beginning of period              1,902,954         2,972,040
                                                             ----------        ----------

Cash and cash equivalents at end of period                   $1,734,331        $2,004,210
                                                             ==========        ==========

   The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.
Notes to Financial Statements
September 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------

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

     Basis of Presentation
     These financial statements include the accounts of the Company for the periods from January 1, 1999 through December 31, 1999, January 1, 1999 through September 30, 1999 (unaudited) and January 1, 2000 through September 30, 2000 (unaudited), July 1, 1999 through September 30, 1999 (unaudited), and July 1, 2000 through September 30, 2000 (unaudited).

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

EBS LITIGATION, L.L.C.
Notes to Financial Statements
September 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------

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

4.   Subsequent Events (unaudited)

     Cash on deposit as of October 31, 2000
     As of October 31, 2000, the Company had approximately $1.7 million in cash and cash equivalents. This amount represents the sum of aggregate D&B Spinoff Settlement Proceeds, the L.L.C. Funding Amount and accrued interest through September 30, 2000, less disbursements through October 31, 2000. These proceeds will be used for general operations. Any amounts not used will be made available for future distributions to Class A Membership Unit holders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2000 through September 30, 2000 (unaudited) and January 1, 1999 through September 30, 1999 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the year ended December 31, 1999. The Company recovered $3,708 for the nine month period ended September 30, 2000. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $92,000, $388,000 and $106,000 of interest income, respectively. During the nine month periods ended September 30, 2000 and 1999, the Company recognized approximately $74,000 and $69,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Company's lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately

$299,000, $671,000 and $176,000 for the years ended December 31, 1999 and 1998, and the period ended December 31, 1997, respectively. During the nine month periods ended September 30, 2000 and 1999, the Company had expenses of approximately $329,000 and $238,000, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

     At December 31, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.9 million, $3.0 million and $12.0 million, respectively. At September 30, 2000, the Company had cash and cash equivalents of approximately $1.7 million. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

     In June 2000, the Third-party Defendants each filed a motion to dismiss the third-party complaints against them ("Motions to Dismiss"). The Company filed a joinder in those Motions to Dismiss. On August 21, 2000, the Court held a hearing on the Motions to Dismiss and other matters. By Order dated as of August 28, 2000, the Court granted the Motions to Dismiss in part, and denied them in part. The Court dismissed the breach of fiduciary duty claims and the related claims for aiding and abetting breach of fiduciary duty, finding the claims, if any, barred by the statute of limitations. However, the Court denied the Motion to Dismiss the purported contribution and/or "subrogation" claim. Because of certain inconsistencies in the Court's rulings, the Third-party Defendants moved for clarification, reconsideration, or in the alternative, interlocutory (immediate) appeal ("Motions for Reconsideration"). The Company filed a limited joinder in those Motions for Reconsideration, and the Class filed its opposition. The Court has not set a date for deciding these Motions for Reconsideration.

     In July 2000, the Class Representatives also filed a Motion to Amend the Order Certifying the Defendant Class ("Motion to Amend"). In this Motion to Amend, the Class Representatives seek to add absent class members as named class representatives. The Company opposed this Motion to Amend on the grounds that:
(i) the Class Representatives should not have been represented by Class Counsel in the Motion to Amend against absent class members; (ii) there was no showing of need to add named class representatives; and (iii) the adding of certain absent class members as named class representatives could create unnecessary conflicts for the Company's lawyers to the substantial prejudice of the Company. Two of the proposed named class representatives, Mellon Bank and Boston Safe Deposit, related entities, filed substantive objections to the Motion to Amend on similar grounds. On August 21, 2000, the Court heard argument on the issues presented by the Motion to Amend and took the matter under advisement. The Court has not indicated when it will rule on the Motion to Amend.

     In September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. Section 1.4 of the Company's Members Agreement limits the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company's existence was set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the Company's members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

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

Quarterly Results

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

   Total revenues for the nine months ended September 30, 2000 and 1999 were $78,706 and $69,313, respectively. This increase is due to the receipt of D & B Spinoff Settlement Proceeds and an increase in interest rates.

   Total expenses increased $91,000 due primarily to an increase in legal and accounting fees due to the increase in litigation activity during the period and efforts to resolve settlement issues.

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


                                       EBS LITIGATION, L.L.C.



                                       /s/  PETER N. WANG
                                       ----------------------------------------
Date: November 13, 2000                               Peter N. Wang, Manager