Form 10-K405
period 2000-12-31
EBS LITIGATION LLC
filed 2001-03-30
CIK 1066463

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

  For the fiscal year ended December 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   There is no aggregate market value of the registrant's Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2000. Book value of the registrant's Class A Membership Units as of December 31, 2000 was approximately $1.5 million.

   There were 10,000,000 Class A Membership Units outstanding as of March 15, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

   Unless otherwise noted, all references to "the Company" shall mean EBS Litigation, L.L.C., a Delaware limited liability company.

Background

   On September 9, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order in accordance with section 1129 of the Bankruptcy Code, 11 U.S.C. (S)(S) 101-1330, et seq. (the "Bankruptcy Code"), confirming the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Plan") filed by Edison Brothers Stores, Inc. ("Edison") and its affiliated debtors in possession (collectively with Edison, the "Debtors"). The Plan became effective on September 26, 1997 (the "Effective Date").

   The Company was established pursuant to the Plan and the EBS Litigation, L.L.C. Members Agreement (the "Members Agreement"). Pursuant to the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claim which included, among other consideration, the holder's pro rata share of the Company's Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997 (the "Initial Distribution Date"). Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 1999 and 2000, there were 10,000,000 Class A Membership Units and no Class B Membership Units of the Company issued and outstanding.

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

Formation of the Company and Summary of Certain Provisions of the Members Agreement

 Formation

   In accordance with the Plan, the Certificate of Formation of the Company was filed on September 24, 1997, with the office of the Delaware Secretary of State for the purpose of forming the Company as a limited liability company under the provisions and subject to the requirements of the State of Delaware, and in particular the Delaware Limited Liability Company Act, Del. Code Ann. tit. 6, ch. 18 (the "Delaware Act"). The Certificate of Formation became effective on September 25, 1997 (the "Inception Date").

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

   The Manager has selected the law firm of Jones, Day, Reavis & Pogue ("Jones Day") to serve as counsel to the Company. Jones Day's principal duties as counsel for the Company involve the prosecution of the D&B Spinoff Litigation (as defined below) and related negotiations. Prior to the Effective Date, Jones Day served as counsel to the Creditors' Committee. The Manager has selected PricewaterhouseCoopers LLP to provide the Company with financial reporting and consulting services as well as tax-related services. Wells Fargo Bank

Minnesota, N.A. (formerly known as Norwest Bank Minnesota, N.A.), which serves as the Company's Transfer Agent and as the Company's Disbursing Agent under the Plan, maintains the Company's funds and ownership registers, coordinates distributions to Members of the Company, and performs related administrative duties. Rubin, Brown, Gornstein & Company, LLP serves as the Company's independent auditors.

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

 Term of the Company; Dissolution

   The Company's existence was originally scheduled to terminate (unless dissolved earlier) on September 26, 2000 (the third anniversary of the Effective Date). However, the Manager (with the approval of Bankruptcy Court by Order No. 98-547-SLR) extended the Company's existence until September 19, 2002. If the Company's Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved then the Company's existence may be extended for another two year period. The Company may also be earlier dissolved because of an ajudication of the Bankruptcy Court or because of the unanimous written consent of all Members. In the event of the Company's dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to holders of Class A Membership Units in accordance with their respective Capital Account (as defined in the Members Agreement) balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member's Capital Account balances.

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

   In addition to seeking recovery of the D&B Spinoff Stock or its value from the D&B Spinoff Stockholders, the Complaint sought to recover approximately $7.3 million transferred to insiders of Dave & Busters by subsidiaries of Edison. Specifically, the Complaint alleged that Edison paid a $3.75 million dividend to one subsidiary, and satisfied an antecedent debt of $3.55 million to another subsidiary, for the sole purpose of providing cash to pay advances to certain individual defendants. The Complaint sought recovery of these cash transfers from defendants Dave & Busters, D&B Realty Holding, Inc., and the named individuals (collectively, the "Spinoff-Related Defendants"). On October 30, 1997, the Spinoff-Related Defendants filed a joint answer, generally denying the relevant allegations of the Complaint, setting forth certain affirmative defenses and demanding a trial by jury. The Spinoff-Related Defendants also filed a Motion for a Determination that the proceeding is a Core Proceeding (which is a proceeding over which a bankruptcy court may preside in accordance with 28 U.S.C. (S) 157(d)), which was granted without objection, as well as a Motion for Withdrawal of Reference, seeking withdrawal of the D&B Spinoff Litigation to the United States District Court for the District of Delaware (the "District Court"). On August 10, 1998, the Company entered into a Settlement Agreement with the Spinoff-Related Defendants and certain other interested parties, wherein the Company released these parties from all Spinoff-Related claims in return for a payment of $2.1 million. The action against the Spinoff-Related Defendants was dismissed August 20, 1998, and the money was paid into the Disbursing Agent's account on August 26, 1998.

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

   The Defendant Class' Motion to Withdrawal Reference was assigned in the district court in late September 1998. The Motion was fully briefed, and the Company requested oral argument.

   In May 1999 the United States District court for the District of Delaware heard arguments on, and in July 1999 denied, the Defendant Class' Motion to Dismiss, the Defendant Class' Motion to Decertify the Defendant Class and Named Representative Wilshire Associates, Inc.'s ("Wilshire's") Motion to Dismiss.

   The Company's lawyers completed third-party discovery, including depositions of former officers and directors of Edison, and third-party discovery closed on March 31, 2000, pursuant to court order. On or about

March 29, 2000, the Class Representatives filed a third-party complaint against former directors of Edison (the "Edison Third-party Defendants"), former and current directors of Dave & Busters, Inc. and against Dave & Busters, Inc. (the "D&B Third-party Defendants" and collectively with Edison Third-party Defendants, the "Third-party Defendants"). The complaint purports to allege claims for breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, and for contribution or "subrogation." Because these claims might have implicated the indemnification provisions described above, the claims were reviewed in detail by the Company's lawyers, and found to be without substantial merit.

   In June 2000, the Third-party Defendants each filed a motion to dismiss the third-party complaints against them ("Motions to Dismiss"). The Company filed a joinder in those Motions to Dismiss. On August 21, 2000, the Court held a hearing on the Motions to Dismiss and other matters. By Order dated as of August 28, 2000, the Court granted the Motions to Dismiss in part, and denied them in part. The Court dismissed the breach of fiduciary duty claims and the related claims for aiding and abetting breach of fiduciary duty, finding the claims, if any, barred by the statute of limitations. However, the court denied the Motion to Dismiss the purported contribution and/or "subrogation" claim. Because of certain inconsistencies in the court's rulings, the Third-party Defendants moved for clarification, reconsideration, or in the alternative, interlocutory (immediate) appeal ("Motions for Reconsideration"). The Company filed a limited joinder in those Motions for Reconsideration, and the Class filed its opposition. The Court ruled on the Motion for Reconsideration on January 12, 2001 dismissing all third party claims, and entered judgment under Rule 54(b) on March 13, 2001.

   In July 2000, the Class Representatives also filed a Motion to Amend the Order Certifying the Defendant Class ("Motion to Amend"). In this Motion to Amend, the Class Representatives seek to add absent class members as named class representatives. The Company opposed this Motion to Amend on the grounds that: (i) the Class Representatives should not have been represented by Class Counsel in the Motion to Amend against absent class members; (ii) there was no showing of need to add named Class Representatives; and (iii) the adding of certain absent class members as named class representatives could create unnecessary conflicts for the Company's lawyers to the substantial prejudice of the Company. Two of the proposed named Class Representatives, Mellon Bank and Boston Safe Deposit, related entities, filed substantive objections to the Motion to Amend on similar grounds. On August 21, 2000, the Court heard argument on the issues presented by the Motion to Amend and took the matter under advisement. The parties thereafter agreed that additional named Class Representatives may be added, but an order doing so has not yet been entered.

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

   The trial date that had been scheduled for January 29, 2001, has now been rescheduled by Order of the District Court of Delaware to a date to be determined after June 15, 2001. The Company continues to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. While there can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

ITEM 2--PROPERTIES

   The Company does not own or lease any property.

ITEM 3--LEGAL PROCEEDINGS

   Other than the D&B Spinoff Litigation described throughout this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   There is no established public trading market for the Company's Class A Membership Units. As of December 31, 2000, there were 2,053 certified holders of record of the Class A Membership Units. See Item 12--"Security Ownership of Certain Beneficial Owners and Management" for more information.

ITEM 6--SELECTED FINANCIAL DATA

   The following summary operating and balance sheet data sets forth selected financial information of the Company as of and for the years ended December 31, 2000, 1999 and 1998 and the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2000, 1999 and 1998 has been derived from the Company's financial statements, which were audited by Rubin, Brown, Gornstein & Company, LLP. The following information should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented below.

                           Year ended   Year ended     Year ended    Period ended
                          December 31, December 31,   December 31,   December 31,
                              2000         1999           1998         1997(1)
                          ------------ ------------   ------------   ------------
Operating Statement
 Data:
Defendant payment
 revenue................   $    3,708   $      --      $4,981,595    $ 9,991,975
Interest income.........       98,160       92,376        388,168        106,048
Expenses................      488,762      298,727        671,438        175,587
Net (loss) income.......     (386,894)    (206,351)     4,698,325      9,922,436
Distribution per Class A
 Membership Unit........          -0-         1.49(3)        1.45(2)         -0-

Balance Sheet Data (at
 period end):
Total assets............   $1,610,146   $1,996,483     $3,049,682    $12,069,695
Accrued expenses........      102,971      102,414        161,560        147,259
Members' equity.........    1,507,175    1,894,069      2,888,122     11,922,436

--------
(1) The Company's inception date was September 25, 1997.
(2) This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During April 1998, the Company distributed approximately $7.0 million to the holders of 9,342,874 Class A Membership Units that were outstanding at the date of distribution. During June 1998, the Company distributed approximately $0.1 million to holders of the 127,507 Class A Membership Units that were distributed in June 1998. During October 1998, the Company distributed approximately $6.6 million to the 9,470,381 holders of Class A Membership Units.
(3) This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. During February 1999, the company distributed approximately $0.8 million to holders of the 86,871 and 442,748 Class A Membership Units that were distributed in November and December 1998, respectively.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

   On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997 and approximately $5.0 million in the twelve month period ended December 31, 1998. For the year ended December 31, 1999, the Company did not receive any proceeds. For the year ended December 31, 2000, the Company received approximately $3,700. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

   The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2000, 1999 and 1998 and the period ended December 31, 1997, the Company recognized approximately $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

   The Company's expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, accountants and auditors and insurance expenses. The Company had expenses of approximately $489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2000, 1999 and

1998 and the period ended December 31, 1997, respectively. The Company's expenses increased during fiscal year 2000 due primarily to an increase in legal fees while actively litigating the D&B Spinoff Litigation, as well as an increase in accounting fees due to various reporting requirements. These expenses are expected to fluctuate in future periods primarily based on the activity in any period in the D&B Spinoff Litigation.

   The Company and EBS Pension, L.L.C. (another limited liability company formed pursuant to the Plan), pursuant to the Plan, will indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers' and directors' insurance policy, and then from the $1.5 million reserve established by EBS Pension, L.L.C. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company's assets.

   At December 31, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. During 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

   The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

ITEM 8--FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                          Independent Auditors' Report

                       Rubin, Brown, Gornstein & Co., LLP
                           230 South Bemiston Avenue
                              St. Louis, MO 63105

Members
EBS Litigation, L.L.C.

   We have audited the accompanying balance sheets of EBS Litigation, L.L.C., a limited liability company, as of December 31, 2000 and 1999, and the related statements of operations, changes in members' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of EBS Litigation, L.L.C. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

                                            /s/ Rubin, Brown, Gornstein & Co.,
                                            LLP  ______________________________
                                            Rubin, Brown, Gornstein & Co., LLP

February 28, 2001

                             EBS Litigation, L.L.C.

                                 Balance Sheet

                           December 31, 2000 and 1999

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
Assets
Cash and cash equivalents
  Available for general operations......................  $1,545,066 $1,902,954
Prepaid insurance.......................................      52,630     67,315
Interest receivable.....................................       7,450      7,953
Miscellaneous receivable................................       5,000     18,261
                                                          ---------- ----------
    Total assets........................................  $1,610,146 $1,996,483
                                                          ========== ==========
Liabilities
Accrued expenses........................................     102,971    102,414
                                                          ---------- ----------
    Total liabilities...................................     102,971    102,414
                                                          ---------- ----------
Members' equity:
Membership Units (Class A--10,000,000 authorized, issued
 and outstanding at December 31, 2000 and 1999, Class
 B--0 authorized, issued and outstanding at December 31,
 2000 and 1999)
Retained earnings.......................................   1,507,175  1,894,069
                                                          ---------- ----------
    Total members' equity...............................   1,507,175  1,894,069
                                                          ---------- ----------
    Total liabilities and members' equity...............  $1,610,146 $1,996,483
                                                          ========== ==========


   The accompanying notes are an integral part of these financial statements.

                             EBS Litigation, L.L.C.

                            Statements of Operations

              For the Years Ended December 31, 2000, 1999 and 1998

                                                       December 31,
                                              --------------------------------
                                                2000       1999        1998
                                              ---------  ---------  ----------
Income:
Interest..................................... $  98,160  $  92,376  $  388,168
Defendant payment revenue....................     3,708        --    4,981,595
                                              ---------  ---------  ----------
    Total income............................. $ 101,868  $  92,376  $5,369,763
                                              =========  =========  ==========
Expenses:
Legal fees................................... $ 271,507  $  63,573  $  288,877
Insurance....................................    84,685     88,767      97,343
Accounting fees..............................    60,654     37,415      38,487
Transfer agent and settlement administration
 fees........................................    38,000     74,000      76,588
Manager fees.................................    26,816     32,293      94,945
Other........................................     7,100      2,679      75,198
                                              ---------  ---------  ----------
    Total expenses...........................   488,762    298,727     671,438
                                              ---------  ---------  ----------
Net (loss) income............................ $(386,894) $(206,351) $4,698,325
                                              =========  =========  ==========



   The accompanying notes are an integral part of these financial statements.

                             EBS Litigation, L.L.C.

                    Statement of Changes in Members' Equity

              For the Years Ended December 31, 2000, 1999 and 1998

                          Class A     Class B
                         Membership  Membership   Paid-in      Retained
                           Units       Units      Capital      Earnings       Total
                         ----------  ---------- -----------  ------------  ------------
Balance, January 1,
 1998...................  9,064,140    935,860  $ 2,000,000  $  9,922,436  $ 11,922,436
Capital distribution....        --         --    (2,000,000)  (11,732,812)  (13,732,812)
Units transferred.......    936,138   (936,138)         --            --            --
Units and proceeds
 returned from
 June distribution......       (278)       278          --            173           173
Current year income.....        --         --           --      4,698,325     4,698,325
                         ----------   --------  -----------  ------------  ------------
Balance, December 31,
 1998................... 10,000,000        --           --      2,888,122     2,888,122
Capital distribution....        --         --           --       (787,722)     (787,722)
Current year loss.......        --         --           --       (206,331)     (206,331)
                         ----------   --------  -----------  ------------  ------------
Balance, December 31,
 1999................... 10,000,000        --           --      1,894,069     1,894,069
Current year loss.......        --         --           --       (386,894)     (386,894)
                         ----------   --------  -----------  ------------  ------------
Balance, December 31,
 2000................... 10,000,000        --   $       --   $  1,507,175  $  1,507,175
                         ==========   ========  ===========  ============  ============




   The accompanying notes are an integral part of these financial statements.

                             EBS Litigation, L.L.C.

                            Statement of Cash Flows

              For the Years Ended December 31, 2000, 1999 and 1998

                                          For the years ended December 31,
                                         -------------------------------------
                                            2000        1999          1998
                                         ----------  -----------  ------------
Cash flows from operating activities:
  Net (loss) income..................... $ (386,894) $  (206,331) $  4,698,325
  Reconciliation of net (loss) income to
   cash flows provided by (used in)
   operating activities:
    Decrease (increase) in prepaid
     insurance..........................     14,685       (1,233)      (66,082)
    Decrease (increase) in miscellaneous
     receivables........................     13,261      (18,261)          --
    Increase (decrease) in accrued
     expenses...........................        557      (59,146)       14,301
    Decrease in interest receivable.....        503        3,607        36,939
                                         ----------  -----------  ------------
      Cash flows (used in) provided by
       operating activities.............   (357,888)    (281,364)    4,683,483
                                         ----------  -----------  ------------
Cash flows from financing activities:
  Capital distribution, net.............        --      (787,722)  (13,732,639)
                                         ----------  -----------  ------------
      Cash flows used in financing
       activities.......................        --      (787,722)  (13,732,639)
                                         ----------  -----------  ------------
Net decrease in cash and cash
 equivalents............................   (357,888)  (1,069,086)   (9,049,156)
Cash and cash equivalents at beginning
 of period..............................  1,902,954    2,972,040    12,021,196
                                         ----------  -----------  ------------
Cash and cash equivalents at end of
 period................................. $1,545,066  $ 1,902,954  $  2,972,040
                                         ==========  ===========  ============



   The accompanying notes are an integral part of these financial statements.

                             EBS Litigation, L.L.C.

                         Notes to Financial Statements

                           December 31, 2000 and 1999

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

2. Summary of Significant Accounting Policies

   This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal and recurring nature. Actual results could differ from those estimates.

 Basis of Presentation

   These financial statements include the accounts of the Company for the periods from January 1, 1998 through December 31, 1998, January 1, 1999 through December 31, 1999, and January 1, 2000 through December 31, 2000.

 Cash and Cash Equivalents

   Cash consists of amounts held in an account in the Company's name at a highly-rated financial institution, which funds are invested in an institutional money market fund investing solely in direct obligations of the United States Government.

   The Company's cash and cash equivalents represent the sum of the aggregate Dave and Busters, Inc. Spinoff Settlement Proceeds and the L.L.C. Funding Amount. These funds will be used for general operations. Any amounts not used in general operations will be made available for future distributions to Class A Membership Unit holders.

 Accrued Expenses

   Accrued expenses include amounts payable to service providers and other vendors. Amounts are payable within one year.

 Defendant Payment Revenue

   Defendant payment revenue is determined on an accrual basis and represents settlements with individual defendants of Avoidance Claims during the period.

                             EBS Litigation, L.L.C.

 Interest

   Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

 Expenses

   All expenses of the Company are recorded on the accrual basis of accounting.

 Income Taxes

   The Company is not subject to income taxes. Instead the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

3. Members' Equity

   On September 25, 1997, Edison transferred its right, title and interest in the Unresolved Avoidance Claims. In addition, as of September 25, 1997, Edison was obligated to provide cash funding to the Company of $2.0 million (the "LLC Funding Amount"), which was subsequently paid to the Company on October 16, 1997. Such transfer and funding were in exchange for 10,00,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company's Members Agreement and the Plan of Reorganization, Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

   During 1998, Edison exchanged 936,138 Class B Membership Units fore 936,138 Class A Membership Units of the Company and simultaneously distributed such Class A units to holders of Allowed General Unsecured Claims.

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

   On February 1, 1999, the Company distributed the $0.8 million reserved amounts of D&B Spinoff Settlement Proceeds (as defined in the Plan) to holders of the Class A Membership Units that were distributed in November and December 1998. This represents the entire amount of funds reserved for future holders of Class A Membership Units.

   During 2000, the Company did not make any distributions to holders of Class A Membership Units.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company has no directors and the Manager, Peter N. Wang, acts as the Company's sole executive officer. Mr. Wang is 52 years old and has been a shareholder and officer of FWB for the past 20 years. The Manager may resign at any time or be removed by the holders (the "Requisite Holders") of 65% or more of the outstanding Class A Membership Units (excluding such holders against whom the Company holds Unresolved Avoidance Claims), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the death, resignation, incompetency or removal of the Manager, the Requisite Holders may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager or the Manager's representative may petition the Bankruptcy Court for the appointment of a successor Trustee.

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

   With respect to services rendered during the year ended December 31, 2000 FWB was paid $1,395 on account of the Manager's services to the Company and $25,163 on account of services of another attorney at FWB who assisted him with his duties. The Company also paid FWB $283.49 in expense reimbursement.

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

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the certificated ownership of the Company's Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 2000.

                                      Number of
                                       Class A
   Name and Address of Certificated   Membership Nature of Certificated
   Owner                                Units          Ownership        Percent
   --------------------------------   ---------- ---------------------- -------
   Swiss Bank Corporation..........   1,593,601  Sole Voting/Investment  15.9%
   Citibank, N.A...................     836,070  Sole Voting/Investment   8.4%
   Loeb Partners Corporation.......   1,176,937  Sole Voting/Investment  11.7%
   Caspian Capital Partners, LP....     698,555  Sole Voting/Investment   6.9%
   Contrarian Capital Advisors,
    L.L.C..........................     678,102  Sole Voting/Investment   6.8%
   Morgens Waterfall Overseas
    Partners.......................     653,314  Sole Voting/Investment   6.5%

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.
                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. The following financial statements and the report thereon of Rubin, Brown, Gornstein & Co., LLP are included in Item 8 of this report:

    Report of Independent Public Accountants

    Balance Sheets as of December 31, 2000 and 1999

    Statements of Operations for the Years Ended December 31, 2000, 1999
    and 1998

    Statements of Changes in Members' Equity for the Years Ended December 31, 2000, 1999 and 1998

    Statements of Cash Flows for the Years Ended December 31, 2000, 1999
    and 1998

    Notes to Financial Statements

  2. Financial Statement Schedules:

       All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

(b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

(c) Exhibits

   Exhibit
   Number  Description
   ------- -----------
    2.1*   Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.

    3.1*   EBS Litigation, L.L.C. Certificate of Formation

    3.2*   EBS Litigation, L.L.C. Membership Agreement

    23.1   Consent of Independent Public Accountants

--------
   * Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No.000-24711).

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

                                          EBS Litigation, L.L.C.
                                          (Registrant)

                                                     /s/ Peter N. Wang
                                          By: _________________________________
                                                          Peter N. Wang
                                                             Manager

Dated March 29, 2001

                                 EXHIBIT INDEX

 Exhibit
 Number                 Description                          Location
 ------- -----------------------------------------   -------------------------
         Amended Joint Plan of Reorganization of
   2.1*  Edison Brothers Stores, Inc.                Incorporated by reference
         EBS Litigation, L.L.C. Certificate of
   3.1*  Formation                                   Incorporated by reference
         EBS Litigation, L.L.C. Membership
   3.2*  Agreement                                   Incorporated by reference
  23.1   Consent of Independent Public Accountants   Filed herewith

--------
   * Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No.000-24711).