Form 10-Q
period 2001-03-31
EBS LITIGATION LLC
filed 2001-05-15
CIK 1066463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 1, 2001 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            EBS LITIGATION, L.L.C.
                           Statement of Operations
                             For the Three Months
                        Ended March 31, 2001 and 2000
                        -----------------------------

                                                                    For the three months ended
                                                                             March 31,
                                                                     2001                    2000
                                                                  (unaudited)             (unaudited)

Income:
 Defendant payment revenue                                          $      -                $      -
 Interest                                                             18,912                  24,261
                                                                   ---------               ---------

   Total income                                                       18,912                  24,261
                                                                   ---------               ---------

Expenses:
 Legal and accounting fees                                            58,500                  38,366
 Insurance                                                            17,260                  22,192
 Transfer agent and settlement
  administration fees                                                  9,500                  12,000
 Manager fees                                                          7,249                   6,691
 Other                                                                   700                     500
                                                                   ---------               ---------

   Total expenses                                                     93,209                  79,749
                                                                   ---------               ---------

Net loss                                                            $(74,297)               $(55,488)
                                                                   =========               =========
Net loss per unit--primary and diluted                              $  (.007)               $  (.006)
                                                                   =========               =========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                                 Balance Sheet
                     March 31, 2001 and December 31, 2000
                     ------------------------------------

                                                       March 31,   December 31,
                                                         2001          2000
                                                      (unaudited)
Assets
Cash and cash equivalents
  Available for general operations                    $1,544,030    $1,545,066
Prepaid insurance                                         35,370        52,630
Interest receivable                                        5,998         7,450
Miscellaneous receivable                                     -           5,000
                                                      ----------    ----------

     Total assets                                     $1,585,398    $1,610,146
                                                      ==========    ==========

Liabilities
  Accrued expenses                                    $  152,520    $  102,971
                                                      ----------    ----------

    Total liabilities                                    152,520       102,971
                                                      ----------    ----------

Members' equity:
  Membership Units (Class A - 10,000,000 authorized,
   issued and outstanding at March 31, 2001 and
   December 31, 2000, Class B - 0 authorized,
   issued and outstanding at March 31, 2001 and
   December 31, 2000)
  Retained earnings                                    1,432,878     1,507,175
                                                      ----------    ----------

    Total members' equity                              1,432,878     1,507,175
                                                      ----------    ----------

    Total liabilities and members' equity             $1,585,398    $1,610,146
                                                      ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                    Statement of Changes in Members' Equity
   For the Period Ended March 31, 2001 and the Year ended December 31, 2000
   ------------------------------------------------------------------------

                                         Class A        Class B
                                       Membership     Membership      Retained
                                         Units          Units          Deficit         Total
Balance, January 1, 2000               10,000,000         -          $1,894,069      $1,894,069

Current year loss                          -              -            (386,894)       (386,894)
                                       ----------     ----------     ----------      ----------

Balance, December 31, 2000             10,000,000         -           1,507,175       1,507,175

Current period loss (unaudited)            -              -             (74,297)        (74,297)
                                       ----------     ----------     ----------      ----------

Balance, March 31, 2001 (unaudited)    10,000,000         -          $1,432,878      $1,432,878
                                       ==========     ==========     ==========      ==========

  The accompanying notes are an integral part of these financial statements.

                            EBS LITIGATION, L.L.C.
                            Statement of Cash Flows
              For the Three Months Ended March 31, 2001 and 2000
              --------------------------------------------------

                                                                For the three months ended
                                                                        March 31,
                                                                   2001           2000
                                                                (unaudited)    (unaudited)
Cash flows from operating activities:
  Net loss                                                      $  (74,297)    $  (55,488)
  Reconciliation of net loss to cash flows
   (used in)/provided by operating activities:
    Decrease in prepaid insurance                                   17,260         22,192
    Decrease in miscellaneous receivables                            5,000         18,261
    Decrease (increase) in interest receivable                       1,452           (783)
    Increase in accrued expenses                                    49,549         17,547
                                                                ----------     ----------

      Cash flows (used in)/provided by operating activities         (1,036)         1,729
                                                                ----------     ----------

Net (decrease) increase in cash and cash equivalents                (1,036)         1,729

Cash and cash equivalents at beginning of period                 1,545,066      1,902,951
                                                                ----------     ----------

Cash and cash equivalents at end of period                      $1,544,030     $1,904,680
                                                                ==========     ==========

  The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.
Notes to Financial Statements
March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

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

     Basis of Presentation
     These financial statements include the accounts of the Company for the periods from January 1, 2000 through December 31, 2000, January 1, 2000 through March 31, 2000 (unaudited) and January 1, 2001 through March 31, 2001 (unaudited).

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

EBS Litigation, L.L.C.
Notes to Financial Statements
March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

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

     During 2000, and the three month period ending March 31, 2001, the Company did not make any distributions to holders of Class A Membership Units.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2001 through March 31, 2001 (unaudited) and January 1, 2000 through March 31, 2000 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2000 and 1999. The Company did not recover any funds for the period ended March 31, 2001. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $101,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the three month periods ended March 31, 2001 and 2000, the Company recognized approximately $19,000 and $24,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Company's lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2001 and 2000, the Company had expenses of approximately $93,209 and $79,749, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

     At December 31, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At March 31, 2001, the Company had cash and cash equivalents of approximately $1.5 million. During 2000, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. The Company made no distributions during the three month period ending March 31, 2001. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

Quarterly Results

Three Months Ended March 31, 2001 Compared to the Three Months
Ended March 31, 2000

     The decrease in revenue for the current quarter compared to the first quarter of last year was due a reduction of interest income from cash and cash equivalents.

     Total expenses increased $13,460 due primarily to an increase in legal and accounting fees due to the increase in litigation activity during the period and efforts to resolve settlement issues.

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

                                       EBS LITIGATION, L.L.C.

                                       /s/ PETER N. WANG
                                       -----------------------------------------
                                       Peter N. Wang, Manager


Date: May 14, 2001