Form 10-Q
period 2001-06-30
EBS LITIGATION LLC
filed 2001-08-14
CIK 1066463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 1, 2001 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                             EBS LITIGATION, L.L.C.
                              Statement of Income
                      For the Three and Six Month Periods
                          Ended June 30, 2001 and 2000
                          ----------------------------

                                                 For the three months           For the six months
                                                     ended June 30,               ended June 30,

                                                2001             2000           2001           2000
                                            (unaudited)      (unaudited)    (unaudited)    (unaudited)
Income:
  Defendant payment revenue                  $      --        $  1,359       $      --       $   1,359
  Interest                                      14,269          25,066          33,181          49,327
                                             ---------        --------       ---------       ---------
    Total income                             $  14,269        $ 26,425       $  33,181       $  50,686
                                             =========        ========       =========       =========
Expenses:
  Legal and accounting fees                  $ 132,652        $ 82,440       $ 191,152       $ 120,806
  Insurance                                     17,451          22,438          34,711          44,630
  Transfer agent and
    settlement administration fees               9,500           3,000          14,370          12,229
  Manager fees                                   7,121           5,538           1,400           5,000
  Other                                            700           4,500          19,000          15,000
                                             ---------        --------       ---------       ---------
    Total expenses                             167,424         117,916         260,633         197,665
                                             ---------        --------       ---------       ---------
Net loss                                     $(153,155)       $(91,491)      $(227,452)      $(146,979)
                                             =========        ========       =========       =========
Net loss per unit - primary and diluted      $   (.015)       $  (.009)      $   (.023)      $   (.015)
                                             =========        ========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                                 Balance Sheet
                      June 30, 2001 and December 31, 2000
                      -----------------------------------

                                                   June 30, 2001   December 31,
                                                    (unaudited)       2000
Assets

Cash and cash equivalents
  Available for general operations                  $1,400,983      $1,545,066

Prepaid insurance                                       17,919          52,630

Interest receivable                                      4,189           7,450

Miscellaneous receivable                                    --           5,000
                                                    ----------      ----------

          Total assets                              $1,423,091      $1,610,146
                                                    ==========      ==========
Liabilities

Accrued expenses                                    $  143,368      $  102,971
                                                    ----------      ----------
          Total liabilities                            143,368         102,971
                                                    ----------      ----------
Members' equity:

  Membership Units (Class A - 10,000,000
  authorized, issued and outstanding at
  June 30, 2001 and December 31, 2000,
  Class B - 0 authorized, issued and
  outstanding at June 30, 2001 and
  December 31, 2000)

  Retained earnings                                  1,279,723       1,507,175
                                                    ----------      ----------
          Total members' equity                      1,279,723       1,507,175
                                                    ----------      ----------
          Total liabilities and members' equity     $1,423,091      $1,610,146
                                                    ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                    Statement of Changes in Members' Equity
                   For the Six Months Ended June 30, 2001 and
                      For the Year Ended December 31, 2000
                      ------------------------------------

                                           Class A          Class B
                                          Membership       Membership         Retained
                                             Units            Units           Earnings           Total

Balance, January 1, 2000                  10,000,000               --        $ 1,894,069       $ 1,894,069

Current year loss                                 --               --           (386,894)         (386,894)
                                          ----------       ----------        -----------       -----------

Balance, December 31, 2000                10,000,000               --          1,507,175         1,507,175

Year-to-date loss (unaudited)                     --               --           (227,452)         (227,452)
                                          ----------       ----------        -----------       -----------

Balance, June 30, 2001 (unaudited)        10,000,000               --        $ 1,279,723       $ 1,279,723
                                          ==========       ==========        ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                            Statement of Cash Flows
                For the Six Months Ended June 30, 2001 and 2000
                -----------------------------------------------


                                                                      For the six months ended
                                                                              June 30,

                                                                    2001                  2000
                                                                (unaudited)           (unaudited)
Cash flows from operating activities:

     Net loss                                                  $ (227,452)           $ (146,979)

     Reconciliation of net loss to cash flows provided by operating activities:

         Decrease in prepaid insurance                             34,711                44,630

         Decrease in miscellaneous receivables                      5,000                18,261

         Decrease in interest receivable                            3,261                  (525)

         Increase (decrease) in accrued expenses                   40,397               (27,197)
                                                               ----------            ----------
             Cash flows used in operating activities             (144,083)             (111,810)
                                                               ----------            ----------


Net decrease in cash and cash equivalents                        (144,083)             (111,810)

Cash and cash equivalents at beginning of period                1,545,066             1,902,951
                                                               ----------            ----------

Cash and cash equivalents at end of period                     $1,400,983            $1,791,141
                                                               ==========            ==========



   The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.
Notes to Financial Statements
June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------


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

     Basis of Presentation

     These financial statements include the accounts of the Company for the periods from January 1, 2000 through December 31, 2000, January 1, 2000 through June 30, 2000 (unaudited), January 1, 2001 through June 30, 2001 (unaudited), April 1, 2000 through June 30, 2000 (unaudited), and April 1, 2001 through June 30, 2001 (unaudited).

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

EBS LITIGATION, L.L.C.
Notes to Financial Statements
June 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------


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

     During 2001, the Company has not made any distributions to holders of Class A Membership units.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2001 through June 30, 2001 (unaudited) and January 1, 2000 through June 30, 2000 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2000. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $101,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the six month periods ended June 30, 2001 and 2000, the Company recognized approximately $33,181 and $50,686 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Company's lawyers and accountants, the Transfer Agent and the Manager, and insurance premiums. The Company had expenses of approximately $489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the six month periods ended June 30, 2001 and 2000, the Company had expenses of approximately $260,633 and $197,665, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

     At December 31, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At June 30, 2001, the Company had cash and cash equivalents of approximately $1.5 million. During 2000, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. The Company made no distributions during the six month period ending June 30, 2001. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

     In September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware, to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. Section 1.4 of the Company's Members Agreement limits the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company's existence was set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the Company's members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

     The trial date that had been scheduled for January 29, 2001, has now been rescheduled by Order of the District Court of Delaware to a date to be determined after August 15, 2001. The Company continues to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. While there can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

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

Quarterly Results

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     The Company's loss for the six months ended June 30, 2001, increased by $80,473 over the comparable six months ended June 30, 2000. During the six months ended June 30, 2000, the Company's cash and cash equivalents were reduced primarily by an increase in litigation expenditures and were not replenished by the receipt of any Defendant Payment Revenue.

     Revenues from interest declined from $49,327 for the six months ended June 30, 2000, to $33,181 during the comparable period in year 2001.

     Total revenues for the six months ended June 30, 2001 and 2000 were $33,181 and $50,686, respectively, a decline of $17,505.

     Total expenses increased $62,968 for the six months ended June 30, 2001, compared to the same period in year 2000, due primarily to an increase in legal and accounting fees occasioned by the increase in litigation activity during the period and efforts to resolve settlement issues.

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

                                            EBS LITIGATION, L.L.C.


                                            /s/ Peter N. Wang
                                            --------------------------------
Date: August 14, 2001                       Peter N. Wang, Manager