Form 10-Q
period 2001-09-30
EBS LITIGATION LLC
filed 2001-11-14
CIK 1066463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 1, 2001 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION



Item 1.   Financial Statements.

                             EBS LITIGATION, L.L.C.

                             Statement of Operations
                   For the Three and Nine Month Periods Ended
                           September 30, 2001 and 2000
                           ---------------------------


                                                  For the three months                   For the nine months
                                                   ended September 30,                   ended September 30,
                                                 2001               2000               2001               2000
                                             (unaudited)        (unaudited)        (unaudited)         (unaudited)
Income:
     Defendant payment revenue                 $        -         $     2,349        $        -          $    3,708
     Interest                                      10,770              25,041            43,951              74,368
                                               ----------         ------------       ----------          ----------

        Total income                               10,770              27,390            43,951              78,076
                                               ==========         ===========        ==========          ==========

Expenses:
     Legal and accounting fees                     93,148              95,736           284,300             211,542
     Insurance                                     17,919              22,685            52,630              67,315
     Transfer agent and settlement
     administration fees                            9,500              11,000            28,500              26,000
     Manager fees                                   6,325               6,452            20,695              18,681
     Other                                            495                 600             1,895               5,600
                                               ----------         -----------        ----------          ----------

       Total expenses                             127,387             136,473           388,020             329,138
                                               ----------         -----------        ----------          ----------

Net Loss                                       $ (116,617)         $ (109,083)       $ (344,069)         $ (251,062)
                                               ==========          ==========        ==========          ==========

Net loss per unit - primary and diluted        $    (.012)         $    (.011)       $    (.034)         $    (.025)
                                               ==========          ==========        ==========          ==========







The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                                  Balance Sheet
                    September 30, 2001 and December 31, 2000
                    ----------------------------------------

                                                                              September 30,           December 31,
                                                                                   2001                   2000
                                                                               (unaudited)

Assets
Cash and cash equivalents
     Available for general operations                                            $1,295,742             $1,545,066

Prepaid insurance                                                                                           52,630
Interest receivable                                                                   3,197                  7,450
Miscellaneous receivable                                                                                     5,000
                                                                                 ----------             ----------
         Total assets                                                            $1,298,939             $1,610,146
                                                                                 ==========             ==========

Liabilities


Accrued expenses                                                                 $  135,833             $  102,971
                                                                                 ----------             ----------
         Total liabilities                                                       $  135,833             $  102,971
                                                                                 ==========             ==========

Members' equity:
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at
     September 30, 2001 and December 31, 2000, Class B - 0 authorized, issued and outstanding at September 30, 2001 and December 31, 2000)
Retained earnings                                                                 1,163,106              1,507,175
                                                                                 ----------             ----------
           Total members' equity                                                  1,163,106              1,507,175
                                                                                 ----------             ----------
           Total liabilities and members' equity                                 $1,298,939             $1,610,146
                                                                                 ==========             ==========



The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                     Statement of Changes in Members' Equity
         For the Periods Ended September 30, 2001 and December 31, 2000
         --------------------------------------------------------------



                                             Class A           Class B
                                            Membership        Membership        Retained
                                               Units             Units          Earnings
Balance, January 1, 2000                      10,000,000           -          $ 1,894,069

Current year loss                                -                 -            (386,894)
                                              ----------      -----------     ----------

Balance, December 31, 2000                    10,000,000           -            1,507,175

Year-to-date loss (unaudited)                                      -            (344,069)
                                              ----------      -----------     ----------

Balance, September 30, 2001 (unaudited)       10,000,000           -          $ 1,163,106
                                              ==========      ===========     ===========



The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.

                             Statement of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
              -----------------------------------------------------

                                                                         For the nine months ended
                                                                               September 30,

                                                                            2001           2000
                                                                         (unaudited)    (unaudited)
  Cash flows from operating activities:
       Net loss                                                           $ (344,069)    $ (251,062)

  Reconciliation of net loss to cash flows used in operating activities:

       Decrease in prepaid insurance                                           52,630         67,315
       Decrease in miscellaneous receivables                                    5,000         13,261
       Decrease/(increase) in interest receivable                               4,253           (379)
       Increase in accrued expenses                                            32,862          2,242
                                                                          -----------    -----------

           Cash flows used in operating activities                          (249,324)       (168,623)
                                                                          ----------     -----------
  Net decrease in cash and cash equivalents                                 (249,324)       (168,623)
                                                                          ----------     -----------

  Cash and cash equivalents at beginning of period                          1,545,066      1,902,954
                                                                          -----------    -----------
  Cash and cash equivalents at end of period                              $ 1,295,742    $ 1,734,331
                                                                          ===========    ===========



The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.
Notes to Financial Statements
September 30, 2001 and December 31, 2000
-------------------------------------------------------------------------------



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

2.   Summary of Significant Accounting Policies

     This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These policies conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal and recurring nature. Actual results could differ from those estimates.

     Basis of Presentation

     These financial statements include the accounts of the Company for the periods from January 1, 2000 through December 31, 2000, January 1, 2000 through September 30, 2000 (unaudited), January 1, 2001 through September 30, 2001 (unaudited), July 1, 2000 through September 30, 2000 (unaudited), and July 1, 2001 through September 30, 2001 (unaudited).

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

EBS LITIGATION, L.L.C.
Notes to Financial Statements
September 30, 2001 and December 31, 2000
-------------------------------------------------------------------------------


     Income Taxes

     The Company is not subject to income taxes. Instead, the Members report their distributive share of the Company's profits and losses on their respective income tax returns.

3.   Members' Equity

     On September 25, 1997, Edison transferred its rights, title and interest in the Unresolved Avoidance Claims. In addition, as of September 25, 1997, Edison was obligated to provide cash funding to the Company of $2.0 million (the "LLC Funding Amount"), which was subsequently paid to the Company on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company at that time. On December 12, 1997, in accordance with the Company's Members Agreement and the Plan of Reorganization, Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

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

     Also during 1998, certain Class A Membership Unit holders returned 278 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in retained earnings and were made available for future distributions to holders of Class A Membership Units. Since December 31, 1999, Edison has held no Class B Membership Units outstanding.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2001 through September 30, 2001 (unaudited) and January 1, 2000 through September 30, 2000 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2000 and 1999. The Company did not recover any funds for the period ended September 30, 2001. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $101,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the nine month periods ended September 30, 2001 and 2000, the Company recognized approximately $43,951 and $74,368 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Company's lawyers and accountants, the Transfer Agent and the Manager and insurance premiums. The Company had expenses of approximately $489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the nine month periods ended September 30, 2001 and 2000, the Company had expenses of approximately $388,020 and $329,138, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

     At December 31, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At September 30, 2001, the Company had cash and cash equivalents of approximately $1.3 million. During 2000, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. The Company made no distributions during the six month period ending June 30, 2001. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

     The Company continues to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. The trial date that had been scheduled for January 29, 2001, has now been rescheduled by Order of the District Court of Delaware to January 22, 2002. Pretrial conference is scheduled for January 9, 2002. The Class Representatives filed a motion in limine on November 6, 2001, seeking to strike reference to any bankruptcy case involving Edison. The Company's response to such motion is due on or before November 20, 2001. While there can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

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

Quarterly Results

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

     The Company's loss for the three months ended September 30, 2001, increased by $7,534 over the comparable three months ended September 30, 2000. During the three months ended September 30, 2001, the Company's cash and cash equivalents were reduced primarily by an increase in litigation expenditures and were not replenished by the receipt of any Defendant Payment Revenue.

     Revenues from interest declined from $25,041 for the three months ended September 30, 2000, to $10,770 during the comparable period in year 2001.

     Total revenues for the three months ended September 30, 2001 and 2000 were $10,770 and $27,390, respectively, a decline of $16,620. The decrease in total revenues is primarily due to a decrease in interest revenue.

     Total expenses decreased $9,086 for the three months ended September 30, 2001, compared to the same period in year 2000, due primarily to a decrease of the insurance premium payments.

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

                                            EBS LITIGATION, L.L.C.


Date:  November 12, 2001                    By:   /s/  PETER N. WANG
                                                  ------------------
                                                  Peter N. Wang
                                                  Manager