Form 10-K405
period 2001-12-31
EBS LITIGATION LLC
filed 2002-04-01
CIK 1066463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001

                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934

Commission file number  000-24711
                        ---------

                             EBS Litigation, L.L.C.
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3989964
      (State or other                                     I.R.S. Employer)
jurisdiction of incorporation)                        (Identification Number

c/o Friedman, Wang & Bleiberg, P.C.
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          There is no aggregate market value of the registrant's Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2001. Book value of the registrant's Class A Membership Units as of December 31, 2001 was approximately $1.5 million.

          There were 10,000,000 Class A Membership Units outstanding as of March 15, 2002.

                                     PART I

ITEM 1--BUSINESS

          Unless otherwise noted, all references to "the Company" shall mean EBS Litigation, L.L.C., a Delaware limited liability company.

Background

          On September 9, 1997, the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") entered an order in accordance with section 1129 of the Bankruptcy Code, 11 U.S.C. ss.ss. 101-1330, et seq., (the "Bankruptcy Code") confirming the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the "Plan") filed by Edison Brothers Stores, Inc. ("Edison") and its affiliated debtors in possession (collectively with Edison, the "Debtors"). The Plan became effective on September 26, 1997 (the "Effective Date").

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

          Term of the Company; Dissolution

          The Company's existence was originally scheduled to terminate (unless dissolved earlier) on September 26, 2000 (the third anniversary of the Effective
Date). However, the Manager (with the approval of Bankruptcy Court by Order No. 98-547-SLR) extended the Company's existence until September 19, 2002. If the Company's Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved then the Company's existence may be extended for another two year period. The Company may also be earlier dissolved because of an adjudication of the Bankruptcy Court or because of the unanimous written consent of all Members. In the event of the Company's dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to holders of Class A Membership Units in accordance with their respective Capital Account (as defined in the Members Agreement) balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member's Capital Account balances.

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

          In addition to seeking recovery of the D&B Spinoff Stock or its value from the D&B Spinoff Stockholders, the Complaint sought to recover approximately $7.3 million transferred to insiders of Dave & Busters by subsidiaries of Edison. Specifically, the Complaint alleged that Edison paid a $3.75 million dividend to one subsidiary, and satisfied an antecedent debt of $3.55 million to another subsidiary, for the sole purpose of providing cash to pay advances to certain individual defendants. The Complaint sought recovery of these cash transfers from defendants Dave & Busters, D&B Realty Holding, Inc., and the named individuals (collectively, the "Spinoff-Related Defendants"). On October 30, 1997, the Spinoff-Related Defendants filed a joint answer, generally denying the relevant allegations of the Complaint, setting forth certain affirmative defenses and demanding a trial by jury. The Spinoff-Related Defendants also filed a Motion for a Determination that the proceeding is a Core Proceeding (which is a proceeding over which a bankruptcy court may preside in accordance with 28 U.S.C.ss. 157(d)), which was granted without objection, as well as a Motion for Withdrawal of Reference, seeking withdrawal of the D&B Spinoff Litigation to the United States District Court for the District of Delaware (the "District Court"). On August 10, 1998, the Company entered into a Settlement Agreement with the Spinoff-Related Defendants and certain other interested parties, wherein the Company released these parties from all Spinoff-Related claims in return for a payment of $2.1 million. The action against the Spinoff-Related Defendants was dismissed August 20, 1998, and the money was paid into the Disbursing Agent's account on August 26, 1998.

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

          In July 2000, the Class Representatives also filed a Motion to Amend the Order Certifying the Defendant Class ("Motion to Amend"). In this Motion to Amend, the Class Representatives seek to add absent class members as named class representatives. The Company opposed this Motion to Amend on the grounds that:
(i) the Class Representatives should not have been represented by Class Counsel in the Motion to Amend against absent class members; (ii) there was no showing of need to add named Class Representatives; and (iii) the adding of certain absent class members as named class representatives could create unnecessary conflicts for the Company's lawyers to the substantial prejudice of the Company. Two of the proposed named Class Representatives, Mellon Bank and Boston Safe Deposit, related entities, filed substantive objections to the Motion to Amend on similar grounds. On August 21, 2000, the Court heard argument on the issues presented by the Motion to Amend and took the matter under advisement. The parties thereafter agreed that additional named Class Representatives may be added. The Court granted that motion on November 28, 2001.

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

          On January 22 and 23, 2002, the D&B Spinoff Litigation was tried before Judge Robinson in the United States District Court for the District of Delaware. It is anticipated that the Court will decide the case at some point after completion of post-trial briefing in April 2002. The Company continues to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. While there can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

ITEM 2--PROPERTIES

          The Company does not own or lease any property.

ITEM 3--LEGAL PROCEEDINGS

          Other than the D&B Spinoff Litigation described throughout this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established public trading market for the Company's Class A Membership Units. As of December 31, 2001, there were 2,056 certified holders of record of the Class A Membership Units. See Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" for more information.

ITEM 6--SELECTED FINANCIAL DATA

          The following summary operating and balance sheet data sets forth selected financial information of the Company as of and for the years ended December 31, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2001, 2000, 1999 and 1998 has been derived from the Company's financial statements, which were audited by Rubin, Brown, Gornstein & Company, LLP. The following information should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented below.

                                Year ended         Year ended         Year ended         Year ended        Period ended
                             December 31, 2001  December 31, 2000  December 31, 1999  December 31, 1998   December 31, 1997/(1)/
                             -----------------  -----------------  -----------------  -----------------   -----------------
Operating Statement Data:
Defendant payment revenue                 ---          $   3,708                --         $4,981,595         $ 9,991,975
Interest income                        50,741             98,160             92,376           388,168             106,048
Expenses                              442,495            488,762            298,707           671,438             175,587
Net (loss) income                    (391,754)          (386,894)          (206,331)        4,698,325           9,922,436
Distribution per Class A                  -0-                -0-               1.49/(3)/         1.45/2)/             -0-
Membership Unit

Balance Sheet Data (at
period end):

Total assets                        1,263,294          1,610,146          1,996,483       $ 3,049,682         $12,069,695
Accrued expenses                      147,873            102,971            102,414           161,560             147,259
Members' equity                     1,115,421          1,507,175          1,894,069         2,888,122          11,922,436

----------------------------

/(1)/  The Company's inception date was September 25, 1997.

/(2)/ This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During April 1998, the Company distributed approximately $7.0 million to the holders of 9,342,874 Class A Membership Units that were outstanding at the date of distribution. During June 1998, the Company distributed approximately $0.1 million to holders of the 127,507 Class A Membership Units that were distributed in June 1998. During October 1998, the Company distributed approximately $6.6 million to the 9,470,381 holders of Class A Membership Units.

/(3)/ This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. During February 1999, the company distributed approximately $0.8 million to holders of the 86,871 and 442,748 Class A Membership Units that were distributed in November and December 1998, respectively.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

          On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997 and approximately $5.0 million in the twelve month period ended December 31, 1998. For the year ended December 31, 1999, the Company did not receive any proceeds. For the year ended December 31, 2000, the Company received approximately $3,700. For the year ended December 31, 2001, the Company did not receive any proceeds. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

          The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997, the Company recognized approximately $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

          The Company's expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, accountants and auditors and insurance expenses. The Company had expenses of approximately $442,000, $489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2001,
2000, 1999 and 1998 and the period ended December 31, 1997, respectively. The Company's expenses increased during fiscal year 2000 due primarily to an increase in legal fees while actively litigating the D&B Spinoff

Litigation, as well as an increase in accounting fees due to various reporting requirements. These expenses are expected to fluctuate in future periods primarily based on the activity in any period in the D&B Spinoff Litigation.

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

          At December 31, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. During 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

ITEM 8--FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                          Independent Auditors' Report

                       Rubin, Brown, Gornstein & Co., LLP
                            230 South Bemiston Avenue
                               St. Louis, MO 63105

Members
EBS Litigation, L.L.C.

We have audited the accompanying balance sheets of EBS Litigation, L.L.C., a limited liability company, as of December 31, 2001 and 2000, and the related statements of operations, changes in members' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of EBS Litigation, L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with generally accepted accounting principles.

                                       /s/ Rubin, Brown, Gornstein & Co., LLP
                                       -----------------------------------------
                                           Rubin, Brown, Gornstein & Co., LLP

March 12, 2002

                             EBS Litigation, L.L.C.
                                  Balance Sheet
                           December 31, 2001 and 2000
                           --------------------------



                                                            December 31,
                                                        2000               1999
Assets
Cash and cash equivalents
     Available for general operations               $1,209,813           $1,545,066
Prepaid insurance                                       51,397               52,630
Interest receivable                                      2,084                7,450
Miscellaneous receivable                             -                        5,000
                                                    ----------           ----------
     Total assets                                   $1,263,294           $1,610,146
                                                    ==========           ==========
Liabilities

     Accrued expenses                                  147,873              102,971
                                                    ----------           ----------
         Total liabilities                             147,873              102,971
                                                    ----------           ----------
Members' equity:

     Membership Units (Class A - 10,000,000
     authorized, issued and outstanding
     at December 31, 2001 and 2000)
     Retained earnings                               1,115,421            1,507,175
                                                    ----------           ----------
     Total members' equity                           1,115,421            1,507,175
                                                    ----------           ----------
     Total liabilities and members' equity          $1,263,294           $1,610,146
                                                    ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                             EBS Litigation, L.L.C.
                            Statements of Operations
              For the Years Ended December 31, 2001, 2000 and 1999
              ----------------------------------------------------


                                                            For the years ended December 31,
                                                             2001         2000        1999
Income:
     Interest                                              $  50,741   $  98,160   $  92,376
     Defendant payment revenue                                   --        3,708          --
                                                           ---------   ---------   ---------
     Total income                                          $  50,741   $ 101,868   $  92,376
                                                           =========   =========   =========

Expenses:
     Legal fees                                            $ 270,100   $ 271,507   $  63,573
     Insurance                                                71,233      84,685      88,767
     Transfer agent and settlement
         administration fees                                  38,000      38,000      74,000
     Accounting fees                                          31,700      60,654      37,415
     Manager fees                                             27,395      26,816      32,293
     Other                                                     4,067       7,100       2,659
                                                           ---------   ---------   ---------
         Total expenses                                      442,495     488,762     298,707
                                                           ---------   ---------   ---------
Net loss                                                   $(391,754)  $(386,894)  $(206,331)
                                                           =========   =========   =========
Loss per Membership Unit -
primary and diluted                                             (.04)       (.04)       (.02)

   The accompanying notes are an integral part of these financial statements.

                             EBS Litigation, L.L.C.
                     Statement of Changes in Members' Equity
              For the Years Ended December 31, 2001, 2000 and 1999
              ----------------------------------------------------

                                      Class A
                                     Membership       Retained
                                       Units          Earnings          Total
Balance, December 31, 1998           10,000,000      $2,888,122      $2,888,122

Capital distribution                      -            (787,722)       (787,722)

Current year loss                         -            (206,331)       (206,331)
                                     ----------      ----------      ----------

Balance, December 31, 1999           10,000,000       1,894,069       1,894,069

Current year loss                         -            (386,894)       (386,894)
                                     ----------      ----------      ----------

Balance, December 31, 2000           10,000,000       1,507,175       1,507,175

Current year loss                         -            (391,754)       (391,754)
                                     ----------      ----------      ----------

Balance, December 31, 2001           10,000,000      $1,115,421      $1,115,421
                                     ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                             EBS Litigation, L.L.C.
                             Statement of Cash Flows
              For the Years Ended December 31, 2001, 2000 and 1999
              ----------------------------------------------------


                                                                        For the years ended December 31,
                                                                      2001              2000             1999
Cash flows from operating activities:
  Net loss                                                        $ (391,754)       $ (386,894)      $ (206,331)
  Reconciliation of net loss to cash flows used in
   operating activities:
    Decrease (increase) in prepaid insurance                           1,233            14,685           (1,233)
    Decrease in interest receivable                                    5,366               503            3,607
    Decrease (increase) in miscellaneous receivables                   5,000            13,261          (18,261)
    Increase (decrease) in accrued expenses                           44,902               557          (59,146)
                                                                  ----------        ----------       ----------

      Cash flows used in operating activities                       (335,253)         (357,888)        (281,364)

Cash flows used in financing activities:
  Capital distribution, net                                             -                 -            (787,722)
                                                                  ----------        ----------       ----------
Net decrease in cash and cash equivalents                           (335,253)         (357,888)      (1,069,086)
Cash and cash equivalents at beginning of period                   1,545,066         1,902,954        2,972,040
                                                                  ----------        ----------       ----------
Cash and cash equivalents at end of period                        $1,209,813        $1,545,066       $1,902,954
                                                                  ==========        ==========       ==========

   The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.
Notes to Financial Statements
December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

         Basis of Presentation

         These financial statements include the accounts of the Company for the periods from January 1, 1999 through December 31, 1999, January 1, 2000 through December 31, 2000 and January 1, 2001 through December 31, 2001.

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

EBS Litigation, L.L.C.
Notes to Financial Statements
December 31, 2001 and 2000
--------------------------------------------------------------------------------

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

         During 1998, Edison exchanged 936,138 Class B Membership Units for 936,138 Class A Membership Units of the Company and simultaneously distributed such Class A units to holders of Allowed General Unsecured Claims. As of December 31, 1998, all 10,000,000 Class B Membership Units had been exchanged for 10,000,000 Class A Membership Units.

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

         During 2001, the Company did not make any distributions to holders of Class A Membership units.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Company has no directors and the Manager, Peter N. Wang, acts as the Company's sole executive officer. Mr. Wang is 53 years old and has been a shareholder and officer of FWB for the past 21 years. The Manager may resign at any time or be removed by the holders (the "Requisite Holders") of 65% or more of the outstanding Class A Membership Units (excluding such holders against whom the Company holds Unresolved Avoidance Claims), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the death, resignation, incompetency or removal of the Manager, the Requisite Holders may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager or the Manager's representative may petition the Bankruptcy Court for the appointment of a successor Trustee.

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

          With respect to services rendered during the year ended December 31, 2001, FWB was paid $2,437 on account of the Manager's services to the Company and $21,620 on account of services of another attorney at FWB who assisted him with his duties. The Company also paid FWB $158 in expense reimbursement.

          With respect to services rendered during the year ended December 31, 2000, FWB was paid $1,395 on account of the Manager's services to the Company and $25,163 on account of services of another attorney at FWB who assisted him with his duties. The Company also paid FWB $283 in expense reimbursement.

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

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information regarding the certificated ownership of the Company's Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 2001.



                                                Number of Class A      Nature of Certificated
Name and Address of Certificated Owner          Membership Units       Ownership                       Percent
--------------------------------------          ----------------       ----------------------          -------
Swiss Bank Corporation                             1,593,601           Sole Voting/Investment           15.9%
Citibank, N.A.                                       836,070           Sole Voting/Investment            8.4%
Loeb Partners Corporation                          1,176,937           Sole Voting/Investment           11.7%
Caspian Capital Partners, LP                         698,555           Sole Voting/Investment            6.9%
Contrarian Capital Advisors, L.L.C.                  740,731           Sole Voting/Investment           7.41%
Morgens Waterfall Overseas Partners                  653,314           Sole Voting/Investment            6.5%

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.


                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   The following financial statements and the report thereon of Rubin,
          Brown,  Gornstein & Co., LLP are included in Item 8 of this report:

               Report of Independent Public Accountants

               Balance Sheets as of December 31, 2001 and 2000

               Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

               Statements of Changes in Members' Equity for the Years Ended December 31, 2001, 2000 and 1999

               Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

(c)  Exhibits

     Exhibit
     Number    Description
     -------   -----------------------------------------------------------------
      2.1*     Amended Joint Plan of Reorganization of Edison Brothers
               Stores, Inc.

      3.1*     EBS Litigation, L.L.C. Certificate of Formation

      3.2*     EBS Litigation, L.L.C. Membership Agreement

     23.1      Consent of Independent Public Accountants

     -------------------
     * Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998
       (SEC File No. 000-24711).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 27, 2002                   EBS LITIGATION, L.L.C.


                                       By: /s/ Peter N. Wang
                                           -------------------------------------
                                           Peter N. Wang
                                           Manager

                                 Exhibit Index
                                 -------------

Exhibit
Number    Description                                           Location
-------   -------------------------------------------------     ----------------
 2.1*     Amended Joint Plan of Reorganization of               Incorporated by
          Edison Brothers Stores, Inc.                          reference

 3.1*     EBS Litigation, L.L.C. Certificate of Formation       Incorporated by
                                                                reference

 3.2*     EBS Litigation, L.L.C. Membership Agreement           Incorporated by
                                                                reference

23.1      Consent of Independent Public Accountants             Filed herewith

-------------------
* Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24711).