Form 10-K/A
period 2001-12-31
EBS LITIGATION LLC
filed 2002-04-16
CIK 1066463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                              AMENDMENT NUMBER 1 TO

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

                  OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

Commission file number  000-24711
                      -------------


                             EBS Litigation, L.L.C.
             (Exact name of registrant as specified in its charter)

                Delaware                                                   13-3989964
(State or other jurisdiction of incorporation)               (I.R.S. Employer Identification Number)

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

                                Year ended        Year ended         Year ended         Year ended            Period ended
                             December 31, 2001 December 31, 2000  December 31, 1999  December 31, 1998   December 31, 1997/(1)/
                             ----------------- -----------------  -----------------  -----------------   ----------------------
Operating Statement Data:
Defendant payment revenue                  ---        $    3,708                ---         $4,981,595         $ 9,991,975
Interest income                         50,741            98,160             92,376            388,168             106,048
Expenses                               442,495           488,762            298,707            671,438             175,587
Net (loss) income                     (391,754)         (386,894)          (206,331)         4,698,325           9,922,436
Distribution per Class A                    -0-               -0-              1.49/(3)/          1.45/(2)/             -0-
Membership Unit

Balance Sheet Data (at
period end):
Total assets                         1,263,294         1,610,146          1,996,483         $3,049,682         $12,069,695
Accrued expenses                       147,873           102,971            102,414            161,560             147,259
Members' equity                      1,115,421         1,507,175          1,894,069          2,888,122          11,922,436

____________________________

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of EBS Litigation, L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

                           /s/  Rubin, Brown, Gornstein & Co., LLP
                           -----------------------------------------------------
                           Rubin, Brown, Gornstein & Co., LLP

April 15, 2002

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

                             EBS Litigation, L.L.C.
                            Statements of Operations
              For the Years Ended December 31, 2001, 2000 and 1999
              ----------------------------------------------------

                                                                 For the years ended December 31,
                                                              2001               2000            1999
Income:
     Interest                                            $     50,741        $    98,160   $    92,376
     Defendant payment revenue                                    -                3,708           -
                                                         ------------        -----------   -----------

     Total income                                        $     50,741        $   101,868   $    92,376
                                                         ============        ===========   ===========
Expenses:
     Legal fees                                          $    270,100        $   271,507   $    63,573
     Insurance                                                 71,233             84,685        88,767
     Transfer agent and settlement
         administration fees                                   38,000             38,000        74,000
     Accounting fees                                           31,700             60,654        37,415
     Manager fees                                              27,395             26,816        32,293
     Other                                                      4,067              7,100         2,659
                                                         ------------        -----------   -----------

         Total expenses                                       442,495            488,762       298,707
                                                         ------------        -----------   -----------

Net loss                                                 $   (391,754)       $  (386,894)  $  (206,331)
                                                         ============        ===========   ===========
Loss per Membership Unit -
primary and diluted                                             (.04)              (.04)          (.02)

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

                             EBS LITIGATION, L.L.C.
                             Statement of Cash Flows
              For the Years Ended December 31, 2001, 2000 and 1999
              ----------------------------------------------------

                                                                         For the years ended December 31,
                                                                       2001              2000             1999
Cash flows from operating activities:
   Net loss                                                         $(391,754)        $(386,894)       $(206,331)
   Reconciliation of net loss to cash flows used in
      operating activities:
      Decrease (increase) in prepaid insurance                          1,233            14,685           (1,233)
      Decrease in interest receivable                                   5,366               503            3,607
      Decrease (increase) in miscellaneous receivables                  5,000            13,261          (18,261)
      Increase (decrease) in accrued expenses                          44,902               557          (59,146)
                                                                   ----------        ----------       ----------
       Cash flows used in operating activities                       (353,253)         (357,888)        (281,364)

Cash flows used in financing activities:
   Capital distribution, net                                              -                -            (787,722)
                                                                   ----------        ----------       ----------

Net decrease in cash and cash equivalents                            (335,253)         (357,888)      (1,069,086)

Cash and cash equivalents at beginning of period                    1,545,066         1,902,954        2,972,040
                                                                   ----------        ----------       ----------

Cash and cash equivalents at end of period                         $1,209,813        $1,545,066       $1,902,954
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

Name and Address of Certificated           Number of Class A     Nature of Certificated
---------------------------------          -----------------     ---------------------
Owner                                      Membership Units      Ownership                        Percent
-----                                      ----------------      ---------                        -------
Swiss Bank Corporation                        1,593,601          Sole Voting/Investment           15.9%
Citibank, N.A.                                  836,070          Sole Voting/Investment            8.4%
Loeb Partners Corporation                     1,176,937          Sole Voting/Investment           11.7%
Caspian Capital Partners, LP                    698,555          Sole Voting/Investment            6.9%
Contrarian Capital Advisors, L.L.C.             740,731          Sole Voting/Investment           7.41%
Morgens Waterfall Overseas Partners             653,314          Sole Voting/Investment            6.5%

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

(c)      Exhibits

         Exhibit
         Number              Description
        --------------     ----------------------------------------------------------------------
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

Dated March 27, 2002                      EBS LITIGATION, L.L.C.


                                          By: /s/  PETER N. WANG
                                              ----------------------------------
                                              Peter N. Wang
                                              Manager

                                  Exhibit Index
                                  -------------

        Exhibit
        Number              Description                                                                Location
        --------------      ----------------------------------------------------------------------     -----------------
         2.1*               Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.       Incorporated by
                                                                                                       reference

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