Form 10-Q
period 2002-06-30
EBS LITIGATION LLC
filed 2002-08-14
CIK 1066463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


At August 1, 2002 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements

                             EBS LITIGATION, L.L.C.
                            Statements of Operations
                      For the Three and Six Month Periods
                          Ended June 30, 2002 and 2001
                          ----------------------------


                                                    For the three months                 For the six months
                                                       ended June 30,                      ended June 30,
                                                   2002              2001              2002              2001
                                               (unaudited)        (unaudited)       (unaudited)      (unaudited)
Income:
      Defendant payment revenue                $  113,126          $   -             $ 113,126       $    -
      Interest                                      3,261             14,269             7,397           33,181
                                               ----------          ---------         ---------       ----------
         Total income                             116,387          $  14,269           120,523           33,181
                                               ==========          =========         =========       ==========
Expenses:
      Legal and accounting fees                   188,631            132,652           431,870          191,152
      Insurance                                    17,451             17,451            34,711           34,711
      Transfer agent and
      settlement administration fees                9,500              9,500            19,000           19,000
      Manager fees                                 10,433              7,121            15,073           14,370
      Other                                         1,308                700             2,108            1,400
                                               ----------          ---------         ---------       ----------
         Total expenses                           227,323            167,424           502,762          260,633
                                               ----------          ---------         ---------       ----------
Net loss                                       $ (110,936)         $(153,155)        $(382,239)      $ (227,452)
                                               ==========          =========         =========       ==========
Net loss per unit - basic and diluted          $    (.011)         $   (.015)        $   (.038)      $    (.023)
                                               ==========          =========         =========       ==========




   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                                 Balance Sheets
                      June 30, 2002 and December 31, 2001
                      -----------------------------------






                                                                           June 30, 2002           December 31,
                                                                            (unaudited)                2001
Assets
Cash and cash equivalents
     Available for general operations                                      $     921,784           $   1,209,813
Prepaid insurance                                                                 16,685                  51,397
Interest receivable                                                                  918                   2,084
Miscellaneous receivable                                                               -                       -
                                                                           -------------           -------------
         Total assets                                                      $     939,387           $   1,263,294
                                                                           =============           =============
Liabilities
Accrued expenses                                                           $     206,205           $     147,873
                                                                           -------------           -------------
         Total liabilities                                                       206,205                 147,873
                                                                           -------------           -------------
Members' equity:
     Membership Units (Class A - 10,000,000 authorized, issued
      and outstanding at June 30, 2002 and December 31, 2001)
     Retained earnings                                                           733,182               1,115,421
                                                                           -------------           -------------

         Total members' equity                                                   733,182               1,115,421
                                                                           -------------           -------------

         Total liabilities and members' equity                             $     939,387           $   1,263,294
                                                                           =============           =============





   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                     Statements of Changes in Members' Equity
                              For the Periods Ended
                       June 30, 2002 and December 31, 2001
                       -----------------------------------




                                                Class A
                                               Membership                Retained
                                                 Units                   Earnings                Total

Balance, January 1, 2001                       10,000,000             $  1,507,175           $  1,507,175

Net loss                                          -                       (391,754)              (391,754)
                                               ----------             ------------           ------------
Balance, December 31, 2001                     10,000,000                1,115,421              1,115,421

Net loss (unaudited)                              -                       (382,239)              (382,239)
                                               ----------             ------------           ------------
Balance, June 30, 2002 (unaudited)             10,000,000             $    733,182           $    733,182
                                               ==========             ============           ============





   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                            Statements of Cash Flows
                            For the Six Months Ended
                             June 30, 2002 and 2001
                             ----------------------





                                                                            For the six months ended
                                                                                    June 30,
                                                                         2002                       2001
                                                                      (unaudited)                (unaudited)
Cash flows from operating activities:
     Net loss                                                        $  (382,239)               $   (227,452)
     Reconciliation of net loss to cash flows used in
     operating activities:
         Decrease in prepaid insurance                                    34,712                      34,711
         Decrease in miscellaneous receivables                             -                           5,000
         Decrease in interest receivable                                   1,166                       3,261
         Increase in accrued expenses                                     58,332                      40,397
                                                                     -----------                ------------
             Cash flows from operating activities                       (288,029)                   (144,083)
                                                                     -----------                ------------
Net decrease in cash and cash equivalents                               (288,029)                   (144,083)

Cash and cash equivalents at beginning of period                       1,209,813                   1,545,066
                                                                     -----------                ------------
Cash and cash equivalents at end of period                           $   921,784                $  1,400,983
                                                                     ===========                ============


   The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.
Notes to Financial Statements
June 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------

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

2.        Summary of Significant Accounting Policies

          This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These policies conform to accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal and recurring nature. Actual results could differ from those estimates.

          Basis of Presentation

          These financial statements include the accounts of the Company for the periods from January 1, 2001 through December 31, 2001, January 1, 2001 through June 30, 2001 (unaudited), January 1, 2002 through June 30, 2002 (unaudited), April 1, 2001 through June 30, 2001 (unaudited), and April 1, 2002 through June 30, 2002 (unaudited).

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

EBS Litigation, L.L.C.
Notes to Financial Statements
June 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------

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

          The Company has not made any distributions to holders of Class A Membership units since February 1, 1999.

4.        Receipt of Settlement Proceeds

          On June 10 and July 2, 2002, the Company settled with two members of the Class (as defined in Item 2 herein). As a result of the settlements the Company collected $113,126 and $97,500, respectively, for a total of $210,626. There can be no assurances that other members of the Class (as defined in Item 2 herein) will settle or what the terms of any other potential settlements may be.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2002 through June 30, 2002 (unaudited) and January 1, 2001 through June 30, 2001 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. The Company collected $113,126 for the period ended June 30, 2002. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $50,000, $101,000, $92,000, $388,000 and $106,000 of interest income, respectively.
During the six month periods ended June 30, 2002 and 2001, the Company recognized approximately $7,397 and $33,181 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Company's lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $442,000,

$489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2001,
2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the six month periods ended June 30, 2002 and 2001, the Company had expenses of approximately $502,762 and $260,633, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

     At December 31, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At June 30, 2002, the Company had cash and cash equivalents of approximately $0.9 million. During 2001, the Company made no distributions to holders of Class A Membership Units. The Company made no distributions during the six month period ending June 30, 2002. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

     On January 22 and 23, 2002, the D&B Spinoff Litigation was tried before Judge Robinson in the United States District Court for the district of Delaware. It is anticipated that the Court will decide the case at some point in calendar year 2002. The Company continues to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. While there can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

     On June 10, and July 2, 2002, the Company settled with two members of the Class. As a result of the settlements the Company collected $113,126 and $97,500, respectively, for a total of $210,626. There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Quarterly Results

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

     Total income for the six months ended June 30, 2002 and 2001 were $120,523 and $33,181, respectively. This increase is due primarily to the collection of the settlement proceeds mentioned above.

     Total expenses increased for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by $242,129 due primarily to an increase in legal and accounting fees due to the increase in litigation activity during the period and efforts to resolve settlement issues.

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

                                                      EBS LITIGATION, L.L.C.



                                                      /s/  PETER N. WANG
                                                      --------------------------
Date: August 13, 2002                                 Peter N. Wang, Manager