Form 10-Q
period 2002-09-30
EBS LITIGATION LLC
filed 2002-11-14
CIK 1066463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 1, 2002 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                             EBS LITIGATION, L.L.C.
                            Statements of Operations
                      For the Three and Nine Month Periods
                       Ended September 30, 2002 and 2001

                                          For the three months     For the nine months
                                          ended September 30,      ended September 30,
                                            2002         2001        2002          2001
                                        (unaudited)  (unaudited)  (unaudited)  (unaudited)
Income:
  Defendant payment income                $ 97,500   $      --    $ 210,626    $      --
  Interest                                   3,106      10,770       10,503       43,951
                                          --------   ---------    ---------    ---------
     Total income                          100,606      10,770      221,129       43,951
                                          ========   =========    =========    =========
Expenses:
  Legal and accounting fees                 49,068      93,148      480,938      284,300
  Insurance                                 17,657      17,919       52,368       52,630
  Transfer agent and
   settlement administration fees            9,500       9,500       28,500       28,500
  Manager fees                              11,963       6,325       27,036       20,695
  Other                                      1,057         495        3,165        1,895
                                          --------   ---------    ---------    ---------
     Total expenses                         89,245     127,387      592,007      388,020
                                          --------   ---------    ---------    ---------
Net income (loss)                         $ 11,361   $(116,617)   $(370,878)   $(344,069)
                                          ========   =========    =========    =========
Net income (loss) per unit - basic and
 diluted                                  $    001   $   (.012)   $   (.037)   $   (.034)
                                          ========   =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                                 Balance Sheets
                    September 30, 2002 and December 31, 2001


                                                                    September 30,       December 31,
                                                                        2002                2001
                                                                     (unaudited)
Assets
Cash and cash equivalents
  Available for general operations                                    $  901,039         $1,209,813
Prepaid expenses                                                             187             51,397
Interest receivable                                                          957              2,084
                                                                      ----------         ----------
         Total assets                                                 $  902,183         $1,263,294
                                                                      ==========         ==========

Liabilities
Accounts payable                                                      $   12,519         $       --
                                                                      ----------         ----------
Accrued expenses                                                         145,121            147,873
                                                                      ----------         ----------
         Total liabilities                                               157,640            147,873
                                                                      ----------         ----------

Members' equity

Membership Units (Class A - 10,000,000 authorized, issued and outstanding at September 30, 2002 and December 31, 2001)

Retained earnings                                                        744,543          1,115,421
                                                                      ----------         ----------
         Total members' equity                                           744,543          1,115,421
                                                                      ----------         ----------
         Total liabilities and members' equity                        $  902,183         $1,263,294
                                                                      ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                    Statements of Changes in Members' Equity
                             For the Periods Ended
                    September 30, 2002 and December 31, 2001


                                       Class A
                                      Membership      Retained
                                         Units        Earnings        Total

Balance, January 1, 2001              10,000,000     $1,507,175     $1,507,175
Net loss                                   -           (391,754)      (391,754)
                                      ----------     ----------     ----------
Balance, December 31, 2001            10,000,000      1,115,421      1,115,421
Net loss (unaudited)                       -           (370,878)      (370,878)
                                      ----------     ----------     ----------
Balance, September 30, 2002
  (unaudited)                         10,000,000        744,543        744,543
                                      ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                            Statements of Cash Flows
                           For the Nine Months Ended
                          September 30, 2002 and 2001

                                                              For the nine months ended
                                                                     September 30,
                                                               2002             2001
                                                            (unaudited)      (unaudited)
Cash flows from operating activities:
  Net loss                                                  $ (370,878)      $ (344,069)
  Reconciliation of net income to cash flows used in
  operating activities:
    Decrease in prepaid expenses                                51,210           52,630
    Decrease in miscellaneous receivables                           --            5,000
    Decrease in interest receivable                              1,127            4,253
    Increase in accounts payable                                12,519               --
    (Decrease) increase in accrued expenses                     (2,752)      $   32,862
                                                            ----------       ----------
       Cash flows used in operating activities                (308,774)        (249,324)
                                                            ----------       ----------
Net decrease in cash and cash equivalents                     (308,774)        (249,324)

Cash and cash equivalents at beginning of period             1,209,813        1,545,066
                                                            ----------       ----------
Cash and cash equivalents at end of period                  $  901,039       $1,295,742
                                                            ==========       ==========

   The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.
Notes to Financial Statements
September 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------

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

2.   Summary of Significant Accounting Policies

     This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal and recurring nature. Actual results could differ from those estimates.

     Basis of Presentation

     These financial statements include the accounts of the Company for the periods from January 1, 2001 through December 31, 2001, January 1, 2001 through September 30, 2001 (unaudited), January 1, 2002 through September 30, 2002 (unaudited), July 1, 2001 through September 30, 2001 (unaudited), and July 1, 2002 through September 30, 2002 (unaudited).

     Cash and Cash Equivalents

     Cash and Cash Equivalents consist of amounts held in an account in the Company's name at a highly-rated financial institution, whose funds are invested in an institutional money market fund investing solely in direct obligations of the United States Government.

     The Company's cash and cash equivalents represent the sum of the aggregate Dave and Busters, Inc. Spinoff Settlement Proceeds and the L.L.C. Funding Amount less funds used for general operations. Any amounts not used in general operations will be made available for future distributions to Class A Membership Unit holders.

     Accrued Expenses

     Accrued expenses include amounts payable to service providers and other vendors. Amounts are payable within one year.

     Defendant Payment Income

     Defendant payment income is determined on an accrual basis and represents settlements with individual defendants of Avoidance Claims during the period.

     Interest

     Interest income is determined on the accrual basis. Interest receivable is due to be received within one year.

     Expenses

     All expenses of the Company are recorded on the accrual basis of accounting.

EBS Litigation, L.L.C.
Notes to Financial Statements
September 30, 2002 and December 31, 2001
--------------------------------------------------------------------------------

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

4.   Receipt of Settlement Proceeds

     On June 10 and July 2, 2002, the Company settled with two members of the Class (D&B stock is held by approximately 2,500 different individuals and entities, collectively referred to as "the Class.") As a result of the settlements, the Company collected approximately $113,126 and $97,500, respectively for a total of $210,626. There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended
December 31, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2001 through September 30, 2001 (unaudited), January 1, 2002 through September 30, 2002 (unaudited), July 1, 2001 through September 30, 2001 (unaudited), and July 1, 2002 through September 30, 2002 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2001. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

         On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. During the nine months ended Septemeber 30, 2002, the Company recognized additional defendant payment revenue in the amount of $210,626. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment income.

         The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $50,000, $101,000, $92,000, $388,000 and $106,000 of interest income, respectively.
During the nine month periods ended September 30, 2002 and 2001, the Company recognized approximately $10,503 and $43,951 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

         The Company's expenses consist primarily of fees payable to the Company's lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $442,000,

$489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2001,
2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the nine month periods ended September 30, 2002 and 2001, the Company had expenses of approximately $592,007 and $388,020, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

         At December 31, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At September 30, 2002, the Company had cash and cash equivalents of approximately $0.9 million. During 2001, the Company made no distributions to holders of Class A Membership Units. The Company made no distributions during the nine month period ending September 30, 2002. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

         The Company's lawyers completed third-party discovery, including depositions of former officers and directors of Edison, and third-party discovery closed on March 31, 2000, pursuant to court order. On or about March 29, 2000, the Class Representatives (D&B Stock is held by approximately 2,500 different individuals and entities (the "Class") The Class includes Barclays Global Investors, N.A., Greentree Partners, and Greenway Partners, which are referred to herein as the "Class Representatives.") filed a third-party complaint against former directors of Edison (the "Edison Third-party Defendants"), former and current directors of Dave & Busters, Inc. and against Dave & Busters, Inc. (the "D&B Third-party Defendants" and collectively with Edison Third Party Defendants, the "Third-party Defendants"). The complaint purports to allege claims for breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, and for contribution or "subrogation." Because these claims might have implicated the indemnification provisions described above, the claims were reviewed in detail by the Company's lawyers, and found to be without substantial merit. While there can be no assurances of the Company's success, the Company intends to oppose joinder of these claims in the D & B Spin-off Litigation (as defined in the Plan).

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

         In September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware (the "Bankruptcy Court") to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. Section 1.4 of the Company's Members Agreement limits the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company's existence was set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the Company's members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

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

         In June and July 2002, the Company settled with two members of the Class. As a result of the settlements the Company collected approximately $210,626. There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

         In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. As mentioned above, Section 1.4 of the Company's Members Agreement originally limited the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000, the Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term. The Bankruptcy Court granted the Company's motion to extend the term of existence for an additional two-year term.

         The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Quarterly Results

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

         Total income for the nine months ended September 30, 2002 and 2001, were $221,129 and $43,951, respectively. This increase is due primarily to the collection of the settlement proceeds mentioned above.

         Total expenses increased for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001 by $203,987 due primarily to an increase in legal and accounting fees due to the increase in litigation activity during the period and efforts to resolve settlement issues.

Item 4   Controls and Procedures

         The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. Within the 90-day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective.

         Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

      (b) Reports on Form 8-K

                    On August 14, 2002, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company's Manager's certification pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        EBS LITIGATION, L.L.C.


                                        /s/ Peter N. Wang
                                        ----------------------------------------
                                        Peter N. Wang, Manager



Date: November 14, 2002

                                 CERTIFICATIONS

I, Peter N. Wang, as Manager of EBS Litigation, L.L.C., hereby certify that, :

     1. I have reviewed this quarterly report on Form 10-Q of EBS Litigation, L.L.C.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                       /s/ Peter N. Wang
                                                       -------------------------
                                                       Peter N. Wang, Manager