Form 10-K
period 2002-12-31
EBS LITIGATION LLC
filed 2003-03-31
CIK 1066463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

               OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934

Commission file number  000-24711
                        ---------

                             EBS LITIGATION, L.L.C.
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3989964
(State or other jurisdiction                             (I.R.S. Employer
      of incorporation)                               Identification Number)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no aggregate market value of the registrant's Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2002. Book value of the registrant's Class A Membership Units as of December 31, 2002 was approximately $0.6 million.

     There were 10,000,000 Class A Membership Units outstanding as of March 15, 2003.

                                     PART I

ITEM 1--  BUSINESS

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

     The Company was established pursuant to the Plan and the EBS Litigation, L.L.C. Members Agreement (the "Members Agreement"). Pursuant to the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claim which included, among other consideration, the holder's pro rata share of the Company's Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997 (the "Initial Distribution Date"). Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 1999, 2000, 2001 and 2002 there were 10,000,000 Class A Membership Units and no Class B Membership Units of the Company issued and outstanding.

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

     The Manager has selected the law firm of Jones Day ("Jones Day") to serve as counsel to the Company. Jones Day's principal duties as counsel for the Company involve the prosecution of the D&B Spinoff Litigation (as defined below) and related negotiations. Prior to the Effective Date, Jones Day served as counsel to the Creditors' Committee. The Manager has selected PricewaterhouseCoopers LLP to provide the Company with financial reporting and consulting services as well as tax-related services. Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, N.A.), which serves as the Company's Transfer Agent and as the Company's Disbursing Agent under the Plan, maintains the Company's funds and ownership registers, coordinates distributions to Members of the Company, and performs related administrative duties. Rubin, Brown, Gornstein & Co., LLP serves as the Company's independent auditors.

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

     Term of the Company; Dissolution

     The Company's existence was originally scheduled to terminate (unless dissolved earlier) on September 26, 2000 (the third anniversary of the Effective
Date). However, the Manager (with the approval of Bankruptcy Court) extended the Company's existence until September 2002. In September 2002, the Manager (with the approval of the Bankruptcy Court) extended the Company's existence until September 2004. If the Company's Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved then the Company's existence may be extended for another two year period. The Company may also be earlier dissolved because of an adjudication of the Bankruptcy Court or because of the unanimous written consent of all Members. In the event of the Company's dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to holders of Class A Membership Units in accordance with their respective Capital Account (as defined in the Members Agreement) balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member's Capital Account balances.

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

     In June 2000, the Third-party Defendants each filed a motion to dismiss the third-party complaints against them ("Motions to Dismiss"). The Company filed a joinder in those Motions to Dismiss. On August 21, 2000, the Court held a hearing on the Motions to Dismiss and other matters. By Order dated as of August 28, 2000, the Court granted the Motions to Dismiss in part, and denied them in part. The Court dismissed the breach of fiduciary duty claims and the related claims for aiding and abetting breach of fiduciary duty, finding the claims, if any, barred by the statute of limitations. However, the court denied the Motion to Dismiss the purported contribution and/or "subrogation" claim. Because of certain inconsistencies in the court's rulings, the Third-party Defendants moved for clarification, reconsideration, or in the alternative, interlocutory (immediate) appeal ("Motions for Reconsideration"). The Company filed a limited joinder in those Motions for Reconsideration, and the Class filed its opposition. The Court ruled on the Motion for Reconsideration on January 12, 2001 dismissing all third party claims, and entered judgment under Rule 54(b) on March 13, 2001. The Class sought and received leave to appeal this interlocutory order.

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

     As mentioned above, in September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware to reopen the bankruptcy case of the Debtors for the limited purpose of extending the term of the Company. Section 1.4 of the Company's members Agreement limits the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company's existence was set to expire on September 26, 2000, unless extended by the Bankruptcy Court. In its motion, the company argued that the Company's members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

     On January 22 and 23, 2002, the D&B Spinoff Litigation was tried before Judge Robinson in the District Court. The Company continues to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. While there can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

     In June and July 2002, the Company settled with two members of the Class. As a result of the settlements the Company collected approximately $210,626. There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

     In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. As mentioned above, Section 1.4 of the Company's Members Agreement originally limited the Company's existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2002, the Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term.

     After the January 2002 trial, on September 18, 2002, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued a decision of the Class' interlocutory appeal of Judge Robinson's decision dismissing their third party claims against the Third-party Defendents. The Third Circuit reversed Judge Robinson's dismissal and remanded that portion of the case back to the District Court. No decision from that trial has been rendered.

     On January 10, 2003, the Bankruptcy Court approved a settlement with another member of the Class, Trust Company of the West and its related entities, in the amount of $615,940. The Company received payment on February 18, 2003. There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

     In February 2003, the District Court referred the D&B Spinoff Litigation to mediation before a magistrate judge. The mediation is scheduled to take place on March 28, 2003. The mediation will involve all claims: the Company's claim against the Class, the Class' third party claims against the Edison Third-party Defendants, as well as, the threatened indemnification claims by the Third-party Defendants against the Company, pursuant to indemnification provisions in the Debtor's Plan.

ITEM 2--PROPERTIES

     The Company does not own or lease any property.

ITEM 3--LEGAL PROCEEDINGS

     Other than the D&B Spinoff Litigation described throughout this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's Class A Membership Units. As of December 31, 2002, there were 2,059 certificated holders of record of the Class A Membership Units. See Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" for more information.

ITEM 6--SELECTED FINANCIAL DATA

     The following summary operating and balance sheet data sets forth selected financial information of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 has been derived from the Company's financial statements, which were audited by Rubin, Brown, Gornstein & Co., LLP. The following information should be read in conjunction with the Company's financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented below.

                                  Year ended     Year ended     Year ended     Year ended         Year ended    Period ended
                                 December 31,   December 31,   December 31,   December 31,       December 31,   December 31,
                                     2002           2001           2000           1999                1998        1997/(1)/
                                 ------------   ------------   ------------   ------------       -------------  ------------
Operating Statement Data:
Defendant payment revenue            210,626            ---        $3,708             ---        $4,981,595     $ 9,991,975
Interest income                       12,901         50,741        98,160          92,376           388,168         106,048
Expenses                             691,305        442,495       488,762         298,707           671,438         175,587
Net (loss) income                   (467,778)      (391,754)      (386,894)      (206,331)        4,698,325       9,922,436
Distribution per Class A                  -0-            -0-            -0-          1.49/(3)/         1.45(2)           -0-
Membership Unit

Balance Sheet Data (at
period end):
Total assets                         830,308      1,263,294     1,610,146       1,996,483        $3,049,682     $12,069,695
Accrued expenses                     169,763        147,873       102,971         102,414           161,560         147,259
Members' equity                      647,643      1,115,421     1,507,175       1,894,069         2,888,122      11,922,436

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

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997 and approximately $5.0 million in the twelve month period ended December 31, 1998. For the year ended December 31, 1999, the Company did not receive any proceeds. For the year ended December 31, 2000, the Company received approximately $3,700. For the year ended December 31, 2001, the Company did not receive any proceeds. For the year ended December 31, 2002, the Company received approximately $211,000. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997, the Company recognized approximately $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company's lawyers, accountants and auditors and insurance expenses. The Company had expenses of approximately $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000 for the years ended December
31, 2002, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997, respectively. The Company's expenses increased during fiscal year 2002 due primarily to an increase in legal fees while actively litigating the D&B Spinoff Litigation, as well as an increase in accounting fees due to various reporting requirements. These expenses are expected to fluctuate in future periods primarily based on the activity in any period in the D&B Spinoff Litigation.

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

     At December 31, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. During 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

ITEM 8--FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                          Independent Auditors' Report

                       Rubin, Brown, Gornstein & Co., LLP
                               One North Brentwood
                               St. Louis, MO 63105



Members
EBS Litigation, L.L.C.
St. Louis, Missouri

We have audited the accompanying balance sheets of EBS Litigation, L.L.C., a limited liability company, as of December 31, 2002 and 2001, and the related statements of operations, changes in members' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of EBS Litigation, L.L.C. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ Rubin, Brown, Gornstein & Co., LLP
                                    --------------------------------------------
                                    Rubin, Brown, Gornstein & Co., LLP

March 7, 2003

                             EBS Litigation, L.L.C.
                                 Balance Sheets
                           December 31, 2002 and 2001

                                                                                              December 31,
                                                                                         2002              2001
Assets
Cash and cash equivalents
     Available for general operations                                                $   777,938       $ 1,209,813
Prepaid insurance                                                                         51,664            51,397
Interest receivable                                                                          706             2,084
                                                                                     -----------       -----------

     Total assets                                                                    $   830,308       $ 1,263,294
                                                                                     ===========       ===========

Liabilities
     Accounts payable                                                                $    12,902       $         -
     Accrued expenses                                                                    169,763           147,873
                                                                                     -----------       -----------

         Total liabilities                                                               182,665           147,873
                                                                                     -----------       -----------

Members' equity:
     Membership Units (Class A - 10,000,000 authorized, issued and
     outstanding at December 31, 2002 and 2001)                                                -                 -
     Retained earnings                                                                   647,643         1,115,421
                                                                                     -----------       -----------

     Total members' equity                                                               647,643         1,115,421
                                                                                     -----------       -----------

     Total liabilities and members' equity                                           $   830,308       $ 1,263,294
                                                                                     ===========       ===========

      The accompanying are an integral part of these finacial statements.

                             EBS Litigation, L.L.C.
                            Statements of Operations
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                 For the years ended December 31,
                                                             2002               2001          2000
Income:
     Interest                                            $    12,901        $    50,741    $   98,160
     Defendant payment revenue                               210,626                  -         3,708
                                                         -----------        -----------    ----------

     Total income                                        $   223,527        $    50,741    $  101,868
                                                         ===========        ===========    ==========

Expenses:
     Legal fees                                          $   501,412        $   270,100    $  271,507
     Insurance                                                69,869             71,233        84,685
     Transfer agent and settlement
         administration fees                                  40,013             38,000        38,000
     Accounting fees                                          40,959             31,700        60,654
     Manager fees                                             35,175             27,395        26,816
     Other                                                     3,877              4,067         7,100
                                                         -----------        -----------    ----------

         Total expenses                                      691,305            442,495       488,762
                                                         -----------        -----------    ----------

Net loss                                                 $  (467,778)       $  (391,754)   $ (386,894)
                                                         ===========        ===========    ==========

Net loss per unit - basic and diluted                    $    (0.047)       $    (0.039)   $   (0.039)
                                                         ===========        ===========    ==========

      The accompanying are an integral part of these finacial statements.

                             EBS Litigation, L.L.C.
                    Statements of Changes in Members' Equity
              For the Years Ended December 31, 2002, 2001 and 2000


                                    Class A
                                  Membership        Retained
                                     Units          Earnings           Total

Balance, December 31, 1999        10,000,000       $1,894,069       $1,894,069

Net loss                                   -         (386,894)        (386,894)
                                 -----------       ----------       ----------

Balance, December 31, 2000        10,000,000        1,507,175        1,507,175

Net loss                                   -         (391,754)        (391,754)
                                 -----------       ----------       ----------

Balance, December 31, 2001        10,000,000        1,115,421        1,115,421

Net loss                                   -         (467,778)        (467,778)
                                 -----------       ----------       ----------

Balance, December 31, 2002        10,000,000       $  647,643       $  647,643
                                 ===========       ==========       ==========

      The accompanying are an integral part of these finacial statements.

                             EBS Litigation, L.L.C.
                            Statements of Cash Flows
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                      For the years ended December 31,
                                                                  2002              2001             2000
Cash flows from operating activities:
   Net loss                                                   $ (467,778)       $ (391,754)      $ (386,894)
   Reconciliation of net loss to cash flows used in
      operating activities:
      (Increase) decrease in prepaid insurance                      (267)            1,233           14,685
      Decrease in interest receivable                              1,378             5,366              503
      Decrease in miscellaneous receivables                            -             5,000           13,261
      Increase in accounts payable                                12,902                 -                -
      Increase in accrued expenses                                21,890            44,902              557
                                                              ----------        ----------       ----------
       Cash flows used in operating activities                  (431,875)         (335,253)        (357,888)


Net decrease in cash and cash equivalents                       (431,875)         (335,253)        (357,888)

Cash and cash equivalents at beginning of year                 1,209,813         1,545,066        1,902,954
                                                              ----------        ----------       ----------

Cash and cash equivalents at end of year                      $  777,938        $1,209,813       $1,545,066
                                                              ==========        ==========       ==========

      The accompanying are an integral part of these finacial statements.

EBS Litigation, L.L.C.
Notes to Financial statements
December 31, 2002 and 2001

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

     Section 1.4 of the Company's Members Agreement originally limited the Company's existence to three years, subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000, the Bankruptcy Court granted the Company's motion to extend the existence of the Company for an additional two-year term. In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. The Court approved the motion at that time, extending the existence of the company for an additional two-year term.

2.   Summary of Significant Accounting Policies

     This summary of significant accounting policies is presented to assist in evaluating the Company's financial statements included in this report. These principles conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Adjustments are of a normal and recurring nature.

     Basis of Presentation

     These financial statements include the accounts of the Company for the years ended December 31, 2000 2001, and 2002.

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

EBS Litigation, L.L.C.
Notes to Financial statements
December 31, 2002 and 2001

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

4.   Settlement Proceeds

     On June 10 and July 2, 2002, the Company settled with two members of the Class. (D&B stock is held by approximately 2,500 different individuals and entities, collectively referred to as the "Class.") As a result of the settlements, the Company collected $113,126 and $97,500, respectively, for a total of $210,626.

EBS Litigation, L.L.C.
Notes to Financial statements
December 31, 2002 and 2001

     On January 10, 2003, the Bankruptcy Court approved a settlement with another member of the Class, Trust Company of the West and its related entities, in the amount of $615,940. The Company received payment on February 18, 2003. There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

5.   D&B Spinoff Litigation

     In February 2003, the District Court referred the D&B Spinoff Litigation to mediation before a magistrate judge. The mediation is scheduled to take place on March 28, 2003. The mediation will involve all claims: the Company's claim against the Class, the Class' third party claims against the Third-party Defendants, as well as, the threatened indemnification claims by the Edison Third-party Defendants against the Company pursuant to indemnification provisions in the Debtor's Plan.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company has no directors and the Manager, Peter N. Wang, acts as the Company's sole executive officer. Mr. Wang is 54 years old and has been a shareholder and officer of FWB for the past 22 years. The Manager may resign at any time or be removed by the holders (the "Requisite Holders") of 65% or more of the outstanding Class A Membership Units (excluding such holders against whom the Company holds Unresolved Avoidance Claims), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the death, resignation, incompetency or removal of the Manager, the Requisite Holders may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager or the Manager's representative may petition the Bankruptcy Court for the appointment of a successor Trustee.

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

     With respect to services rendered during the year ended December 31, 2002, FWB was paid $1,650 on account of the Manager's services to the Company and $33,622.50 on account of services of another attorney at FWB who assisted him with his duties. The Company also paid FWB $210.33 in expense reimbursement.

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

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the certificated ownership of the Company's Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 2002.

      Name and Address of                 Number of Class A             Nature of
       Certificated Owner                 Membership Units       Certificated Ownership       Percent
  -----------------------------------     -----------------      ----------------------       -------
  Swiss Bank Corporation                      1,593,601          Sole Voting/Investment         15.9%

  Citibank, N.A.                                836,070          Sole Voting/Investment          8.4%

  Loeb Partners Corporation                   1,176,937          Sole Voting/Investment         11.7%

  Caspian Capital Partners, LP                  698,555          Sole Voting/Investment          6.9%

  Contrarian Capital Advisors, L.L.C.           740,731          Sole Voting/Investment         7.41%

  Morgens Waterfall Overseas Partners           653,314          Sole Voting/Investment          6.5%

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14--CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   The following financial statements and the report thereon of Rubin,
          Brown, Gornstein & Co., LLP are included in Item 8 of this report:

               Report of Independent Public Accountants

               Balance Sheets as of December 31, 2002 and 2001

               Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

               Statements of Changes in Members' Equity for the Years Ended December 31, 2002, 2001
               and 2000

               Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

                Notes to Financial Statements

     2.   Financial Statement Schedules:

          All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

(b)  Reports on Form 8-K.

     On November 14, 2002, the Company filed a current report on Form 8-K under
     Item 9 (Regulation FD Disclosure) providing for the Company's Manager's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 28, 2003                               EBS LITIGATION, L.L.C.


                                                   By: /s/ Peter N. Wang
                                                       -------------------------
                                                       Peter N. Wang
                                                       Manager

                                 CERTIFICATIONS

I, Peter N. Wang, as Manager of EBS Litigation, L.L.C., hereby certify that, :

1.   I have reviewed this annual report on Form 10-K of EBS Litigation, L.L.C.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                                     /s/ Peter N. Wang
                                                     ---------------------------
                                                     Peter N. Wang, Manager

                                  Exhibit Index

Exhibit
Number         Description                                                                Location
---------      ----------------------------------------------------------------------     ---------------
 2.1*          Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.       Incorporated
                                                                                          by reference

 3.1*          EBS Litigation, L.L.C. Certificate of Formation                            Incorporated
                                                                                          by reference

 3.2*          EBS Litigation, L.L.C. Membership Agreement                                Incorporated
                                                                                          by reference

 23.1          Consent of Independent Public Accountants                                  Filed herewith

-----------------
* Incorporated by reference to the Company's Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24711).