Form 10-Q
period 2003-03-31
EBS LITIGATION LLC
filed 2003-05-15
CIK 1066463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 1, 2003 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             EBS LITIGATION, L.L.C.
                            Statements of Operations
                          For the Three Month Periods
                         Ended March 31, 2003 and 2002

                                                          For the three months
                                                            ended March 31,
                                                       -------------------------
                                                          2003          2002
                                                       -----------   -----------
                                                       (unaudited)   (unaudited)
Income:
   Interest                                              $  1,952     $   4,136
   Defendant payment income                               615,940            --
                                                         --------     ---------
      Total income                                        617,892         4,136
                                                         ========     =========

Expenses:
   Legal fees                                               4,253       236,489
   Insurance                                               17,551        17,260
   Transfer agent and
   settlement administration fees                           9,500         9,500
   Accounting fees                                            875         7,261
   Manager fees                                            27,129         4,640
   Other                                                       --           800
                                                         --------     ---------
      Total expenses                                       59,308       275,950
                                                         --------     ---------
Net income (loss)                                        $558,584     $(271,814)
                                                         ========     =========
Net income (loss) per unit - basic and diluted           $   .056     $   (.027)
                                                         ========     =========

   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                                 Balance Sheets
                      March 31, 2003 and December 31, 2002

                                                                   2003         2002
                                                                -----------   --------
                                                                (unaudited)
Assets
Cash and cash equivalents
   Available for general operations                              $1,382,511   $777,938
Prepaid insurance                                                    34,113     51,664
Interest receivable                                                     875        706
                                                                 ----------   --------
      Total assets                                               $1,417,499   $830,308
                                                                 ==========   ========

Liabilities
Accounts payable                                                 $    6,567   $ 12,902
Accrued expenses                                                    204,705    169,763
                                                                 ----------   --------
      Total liabilities                                             211,272    182,665
                                                                 ----------   --------
Members' equity
Membership Units (Class A - 10,000,000 authorized, issued and
   outstanding at March 31, 2003 and December 31, 2002)                  --         --
Retained earnings                                                 1,206,227    647,643
                                                                 ----------   --------
      Total members' equity                                       1,206,227    647,643
                                                                 ----------   --------
      Total liabilities and members' equity                      $1,417,499   $830,308
                                                                 ==========   ========

   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                    Statements of Changes in Members' Equity
                              For the Periods Ended
                      March 31, 2003 and December 31, 2002

                                             Class A
                                           Membership    Retained
                                              Units      Earnings      Total
                                           ----------   ----------   ----------

Balance, January 1, 2002                   10,000,000   $1,115,421   $1,115,421

Net loss                                           --     (467,778)    (467,778)
                                           ----------   ----------   ----------

Balance, December 31, 2002                 10,000,000      647,643      647,643

Net income (unaudited)                             --      558,584      558,584
                                           ----------   ----------   ----------

Balance, March 31, 2003 (unaudited)        10,000,000   $1,206,227   $1,206,227
                                           ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                             EBS LITIGATION, L.L.C.
                            Statements of Cash Flows
                           For the Three Months Ended
                             March 31, 2003 and 2002

                                                       For the three months ended
                                                                March 31,
                                                       --------------------------
                                                           2003          2002
                                                        (unaudited)   (unaudited)
                                                        -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                     $  558,584    $ (271,814)
   Reconciliation of net income (loss) to cash flows
      provided by (used in) operating activities
      Decrease in prepaid insurance                          17,551        15,844
      (Increase) decrease in interest receivable               (169)        2,084
      Decrease in accounts payable                           (6,335)           --
      Increase in accrued expenses                           34,942       236,700
                                                         ----------    ----------

         Cash flows provided by (used in) operating
            activities                                      604,573       (17,186)
                                                         ----------    ----------

Net increase (decrease) in cash and cash equivalents        604,573       (17,786)

Cash and cash equivalents at beginning of period            777,938     1,209,813
                                                         ----------    ----------

Cash and cash equivalents at end of period               $1,382,511    $1,192,627
                                                         ==========    ==========

   The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.
Notes to Financial Statements
March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------

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

     Basis of Presentation

     These financial statements include the accounts of the Company for the periods from January 1, 2002 through December 31, 2002, January 1, 2002 through March 31, 2002 (unaudited), and January 1, 2003 through March 31, 2003 (unaudited).

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

     Defendant Payment Revenue

     Defendant payment revenue is determined on the accrual basis and represents settlements with individual defendants of Avoidance Claims during the period.

EBS Litigation, L.L.C.
Notes to Financial Statements
March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------

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

4.   Settlement Proceeds

     On June 10 and July 2, 2002, the Company settled with two members of the Class. (D&B stock is held by approximately 2,500 different individuals and entities, collectively referred to as "the Class.") As a result of the settlements, the Company collected $113,126 and $97,500, respectively, for a total of $210,626.

     On January 10, 2003, the Court approved a settlement with another member of the Class and its related entities in the amount of $615,940. The Company received payment on February 18, 2003.

EBS Litigation, L.L.C.
Notes to Financial Statements
March 31, 2003 and December 31, 2002
--------------------------------------------------------------------------------

     There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

5.   Commitments and Contingencies

     The Company and EBS Pension, L.L.C. ("EBS Pension") (another limited liability company formed pursuant to the Plan) were served on March 28, 2003, with a Fourth-Party Complaint brought by the Edison Third-party Defendants (as defined in Item 2 below) in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the "Litigation"). Briefly, the Litigation initially brought by the Company alleged that the Class is liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Class subsequently brought a Third-party claim in the Litigation which alleged that if the Class is found liable, then the Edison Third-party Defendants are liable to the Class for all or a part of the recovery. The Fourth-party Complaint alleges that if the Edison Third-party Defendants are found liable in the Class Third-party claim, then pursuant to Section 5.1(f) of the Plan which establishes the Indemnification Reserve (defined in Item 2 below) the Company and EBS Pension are liable to the Edison Third-party Defendants for all costs and expenses the Edison Third-party Defendants have incurred or will incur in connection with the Edison Third-party Defendants' defense of the Class' Third-party claim and with the prosecution of their Fourth-party Complaint.

     On May 2, 2003 the Company filed an answer to the Fourth-party Complaint on behalf of itself and EBS Pension, as codefendants, denying the allegations of the Fourth-party Complaint. There can be no assurance as to the outcome of this Fourth-party Complaint, or the liability of the Company, if any.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2002 through March 31, 2002 (unaudited), January 1, 2003 through March 31, 2003 (unaudited), and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere herein and included in the Company's Annual Report and Form 10-K for the year ended December 31, 2002. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results expressed in, or implied by, such statements.

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

     On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. During the three months ended March 31, 2003, the Company recognized additional defendant payment revenue in the amount $615,940. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment income.

     The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the three month periods ended March 31, 2003 and 2002, the Company recognized approximately $1,952 and $4,136 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company's expenses.

     The Company's expenses consist primarily of fees payable to the Company's lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000, for the years ended December 31, 2002, 2001,
2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2003 and 2002, the Company had expenses of approximately $59,308 and $275,950, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

     Pursuant to Section 5.1(f) of the Plan, the Company and EBS Pension have agreed to indemnify the Debtors (as defined in the Plan) and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers' and directors' insurance policy, and then from the $1.5 million reserve (the "Reserve") established by EBS Pension L.L.C. ("EBS Pension"). As is discussed below, the former and current directors of Dave & Busters, Inc. (the "D&B Third-party Defendants") have filed an indemnification claim seeking recovery from the Reserve. There can be no assurance of the merits of such claim or the amount, if any, that the D&B Third-party Defendants will be able to recover. There can be no assurance that additional such claims will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company's assets.

     At December 31, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At March 31, 2003, the Company had cash and cash equivalents of approximately $1.4 million. During 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The Company made no distributions during the three month period ending March 31, 2003. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

     The Company's lawyers completed third-party discovery, including depositions of former officers and directors of Edison, and third-party discovery closed on March 31, 2000, pursuant to court order. On or about March 29, 2000, the Class Representatives (D&B Stock is held by approximately 2,500 different individuals and entities (the "Class") The Class includes Barclays Global Investors, N.A., Greentree Partners, and Greenway Partners, which are referred to herein as the "Class Representatives.") filed a third-party complaint against former directors of Edison (the "Edison Third-party Defendants") and against the D&B Third-party Defendants (collectively with Edison Third Party Defendants, the "Third-party Defendants"). The complaint purports to allege claims for breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, and for contribution or "subrogation." Because these claims might have implicated the indemnification provisions described above, the claims were reviewed in detail by the Company's lawyers, and found to be without substantial merit. While there can be no assurances of the Company's success, the Company intends to oppose joinder of these claims in the D & B Spin-off Litigation (as defined in the Plan).

     In June 2000, the Third-party Defendants each filed a motion to dismiss the third-party complaints against them ("Motions to Dismiss"). The Company filed a joinder in those Motions to Dismiss. On August 21, 2000, the Court held a hearing on the Motions to Dismiss and other matters. By Order dated as of August 28, 2000, the Court granted the Motions to Dismiss in part, and denied them in part. The Court dismissed the breach of fiduciary duty claims and the related claims for aiding and abetting breach of fiduciary duty, finding the claims, if any, barred by the statute of limitations. However, the Court denied the Motion to Dismiss the purported contribution and/or "subrogation" claim. Because of certain inconsistencies in the Court's rulings, the Third-party Defendants moved for clarification, reconsideration, or in the alternative, interlocutory (immediate) appeal ("Motions for Reconsideration"). The Company filed a limited joinder in those Motions for Reconsideration, and the Class filed its opposition. The Court granted the motion for interlocutory appeal.

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

     On January 22 and 23, 2002, the D&B Spinoff Litigation was tried before Judge Robinson in the United States District Court for the district of Delaware. The Company continues to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. There can be no assurances as to the Company's ultimate total recovery given the uncertainties associated with litigation.

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

     After the January 2002 trial, on September 18, 2002, the United States Court of Appeals for the Third Circuit (the "Third Circuit") issued a decision of the Class's interlocutory appeal on Judge Robinson's decision dismissing their third party claims against the Third-party Defendants. The Third Circuit reversed Judge Robinson's dismissal and remanded that portion of the case back to the District Court. No decision from that trial has been rendered.

     On January 10, 2003, the Bankruptcy Court approved a settlement with another member of the Class in the amount of $615,940. The Company received payment on February 18, 2003. There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

     In February 2003, the District Court referred the D&B Spinoff Litigation to mediation before a magistrate judge. Mediation began on March 28, 2003. The mediation involves all claims: the Company's claim against the Class, the Class's third party claims against the Third-party Defendants, as well as the fourth party indemnification claims brought by the D&B Third-party Defendants against the Company. The mediation is expected to be continued at a mediation conference to take place on May 14, 2003. The can be no assurances as to the outcome any of the claims as a result of the mediation.

     On March 28, 2003, the Company and EBS Pension were served with a Fourth Party Complaint brought by the D&B Third-party Defendants. The Fourth Party Complaint asserts that if the D&B Third-party Defendants are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve mentioned above, the Company and EBS Pension are liable to the Third-party Defendants for all costs and expenses they have incurred or will incur in connection with the defense of the Third Party claim and with the prosecution of their Fourth Party Complaint. On May 2, 2003, the Company filed an answer to the Fourth Party Complaint on behalf of itself and EBS Pension, as codefendants, denying the allegations of the Fourth Party Complaint. There can be no assurances as to the outcome of this Fourth Party Complaint, or the liability of the Company, if any.

     The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company's income.

Quarterly Results

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Total income for the three months ended March 31, 2003 and 2002, was $617,892 and $4,136, respectively. This increase is due primarily to the collection of the settlement proceeds mentioned above.

     Total expenses decreased for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, by $216,642 due primarily to a decrease in legal fees

Item 4 Controls and Procedures

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

          (b) Reports on Form 8-K

                           On March 14, 2003, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company's Manager's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EBS LITIGATION, L.L.C.


                                             /s/ Peter N. Wang
                                             -----------------------------------
                                             Peter N. Wang, Manager

Date: May 15, 2003

                                 CERTIFICATIONS

I, Peter N. Wang, as Manager of EBS Litigation, L.L.C., hereby certify that:

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

Date: May 15, 2003

                                             /s/ Peter N. Wang
                                             -----------------------------------
                                             Peter N. Wang, Manager