Form 10-Q
period 2003-06-30
EBS LITIGATION LLC
filed 2003-08-14
CIK 1066463

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24711

EBS Litigation, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3989964 (I.R.S. Employer Identification Number)

90 Park Avenue

New York, New York 10016

(Address of principal executive offices)

(212) 682-7474

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At August 1, 2003 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EBS LITIGATION, L.L.C.

Statement of Operations

For the Three and Six Month Periods

Ended June 30, 2003 and 2002

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Defendant payment revenue	$—	$113,126	$615,940	$113,126
Interest	2,346	3,261	4,298	7,397

Total income	2,346	116,387	620,238	120,523

Expenses:
Legal and accounting fees	98,056	188,631	103,184	431,870
Insurance	17,500	17,451	35,051	34,711
Transfer agent and settlement administration fees	11,000	9,500	20,500	19,000
Manager fees	1,313	10,433	28,442	15,073
Other	4,360	1,308	4,360	2,108

Total expenses	132,229	227,323	191,537	502,762

Net (loss) income	$(129,883)	$(110,936)	$428,701	$(382,239)

Net loss per unit—basic and diluted	$(0.013)	$(0.011)	$0.043	$(0.038)

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Balance Sheet

June 30, 2003 and December 31, 2002

	June 30, 2003 (unaudited)	December 31, 2002
Assets
Cash and cash equivalents
Available for general operations	$1,334,161	$777,938
Prepaid insurance	16,562	51,664
Interest receivable	727	706

Total assets	$1,351,450	$830,308

Liabilities
Accounts payable	$93,873	$12,902

Accrued expenses	181,233	169,763

Total liabilities	275,106	182,665

Members’ equity:
Membership Units (Class A—10,000,000 authorized, issued and outstanding at June 30, 2003 and December 31, 2002)
Retained earnings	1,076,344	647,643

Total members’ equity	1,076,344	647,643

Total liabilities and members’ equity	$1,351,450	$830,308

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statement of Changes in Members’ Equity

For the Periods Ended

June 30, 2003 and December 31, 2002

	Class A Membership Units	Retained Earnings	Total
Balance, January 1, 2002	10,000,000	$1,115,421	$1,115,421
Net loss	—	(467,778)	(467,778)

Balance, December 31, 2002	10,000,000	647,643	647,643
Net income (unaudited)	—	428,701	428,701

Balance, June 30, 2003 (unaudited)	10,000,000	$1,076,344	$1,076,344

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statement of Cash Flows

For the Six Months Ended

June 30, 2003 and 2002

	For the six months ended June 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$428,701	$(382,239)
Reconciliation of net income (loss) to cash flows provided by (used in) operating activities:
Decrease in prepaid insurance	35,102	34,712
(Increase) decrease in interest receivable	(21)	1,166
Increase in accounts payable	80,971
Increase in accrued expenses	11,470	58,332

Cash flows from operations	556,223	(288,029)

Net increase (decrease) in cash and cash equivalents	556,223	(288,029)
Cash and cash equivalents at beginning of period	777,938	1,209,813

Cash and cash equivalents at end of period	$1,334,161	$921,784

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

June 30, 2003 and December 31, 2002

1.	Description of Business

EBS Litigation, L.L.C. (the “Company”) is governed by a Members Agreement, dated as of September 25, 1997 (the “Members Agreement”). Pursuant to the Members Agreement, the Company’s purposes are to (a) prosecute, settle and/or liquidate the Unresolved Avoidance Claims relating to the distribution by Edison Brothers Stores, Inc. (“Edison”) of approximately 4.4 million shares of common stock of Dave & Busters, Inc. to holders of Edison common stock in the form of a dividend and all related transactions (the “Unresolved Avoidance Claims”), (b) receive, and administer the cash proceeds of the Unresolved Avoidance Claims, and (c) distribute the net proceeds to the appropriate holders of Membership Units (the “Members”) in accordance with the Members Agreement.

2.	Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in evaluating the Company’s financial statements included in this report. These policies conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Adjustments are of a normal and recurring nature. Actual results could differ from those estimates.

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2002 through December 31, 2002, January 1, 2002 through June 30, 2002 (unaudited), January 1, 2003 through June 30, 2003 (unaudited), April 1, 2002 through June 30, 2002 (unaudited), and April 1, 2003 through June 30, 2003 (unaudited).

Cash and Cash Equivalents

Cash consists of amounts held in an account in the Company’s name at a highly-rated financial institution, which funds are invested in an institutional money market fund investing solely in direct obligations of the United States Government.

The Company’s cash and cash equivalents represent the sum of the aggregate Dave and Busters, Inc. Spinoff Settlement Proceeds and the L.L.C. Funding Amount. These funds will be used for general operations. Any amounts not used in general operations will be made available for future distributions to Class A Membership Unit holders.

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

EBS Litigation, L.L.C.

Notes to Financial Statements

June 30, 2003 and December 31, 2002

Income Taxes

The Company is not subject to income taxes. Instead, the Members report their distributive share of the Company’s profits and losses on their respective income tax returns.

3.	Members’ Equity

On September 25, 1997, Edison transferred its rights, title and interest in the Unresolved Avoidance Claims. In addition, as of September 25, 1997, Edison was obligated to provide cash funding to the Company of $2.0 million (the “LLC Funding Amount”), which was subsequently paid to the Company on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company’s Members Agreement and the Plan of Reorganization, Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

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

On June 10 and July 2, 2002, the Company settled with two members of the Class. (D&B stock is held by approximately 2,500 different individuals and entities, collectively referred to as “the Class.”) As a result of the settlements, the Company collected $113,126 and $97,500, respectively, for a total of $210,626.

On January 10, 2003, the Court approved a settlement with Trust Company of the West and its related entities in the amount of $615,940. The Company received payment on February 18, 2003.

There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

5.	Commitments and Contingencies

In February 2003, the District Court referred the D&B Spinoff Litigation to mediation before a magistrate judge. Mediation began on March 28, 2003. The mediation (the “Mediation”)

EBS Litigation, L.L.C.

Notes to Financial Statements

June 30, 2003 and December 31, 2002

involves all claims: the Company’s claim against the Class, the Class’s third party claims against the Third-party Defendants, as well as the fourth party indemnification claims brought by the D&B Third-party Defendants against the Company. There can be no assurances as to the outcome of any of the claims as a result of the Mediation.

Simultaneously with the District Court’s referral to Mediation, on March 28, 2003, the Company and EBS Pension were served with a Fourth Party Complaint brought by the D&B Third-party Defendants. The Fourth Party Complaint assert that if the D&B Third-party Defendants are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve mentioned above, the Company and EBS Pension are liable to the Third-party Defendants for all costs and expenses they have incurred or will incur in connection with the defense of the Third Party claim and with the prosecution of their Fourth Party Complaint. On May 2, 2003, the Company filed an answer to the Fourth Party Complaint on behalf of itself and EBS Pension, as codefendants, denying the allegations of the Fourth Party Complaint. As mentioned above, the Fourth Party Complaint was also referred to Mediation. There can be no assurances as to the outcome of this Fourth Party Complaint, or the liability of the Company, if any.

The Mediation was continued at a Mediation Conference on August 11, 2003. There can be no assurances as to the outcome of the Mediation, or the liability of the Company, if any.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2003 through June 30, 2003 (unaudited), April 1, 2003 through June 30, 2003 (unaudited), January 1, 2002 through June 30, 2002 (unaudited), and April 1, 2002 through June 30, 2002 (unaudited) and of certain factors that may affect the Company’s prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2002. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

Results of Operations/Overview

The Company, which was formed pursuant to the Amended Joint Plan of Reorganization Under Chapter 11 of the U.S. Bankruptcy Code filed by the Debtors (the “Plan”) and the Members Agreement, is a limited purpose entity organized solely for the purposes of (a) prosecuting, settling and/or liquidating the Unresolved Avoidance Claims, (b) receiving and administering the proceeds from the Unresolved Avoidance Claims (the “Avoidance Claim Proceeds”), and (c) distributing the net Avoidance Claim Proceeds to holders of the Company’s Class A Membership Units pursuant to the terms of the Members Agreement. The Company commenced its activities on September 25, 1997.

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. The Company did not recover any funds for the period ended June 30, 2003. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $13,000, $50,000, $101,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the six month periods ended June 30, 2003 and 2002, the Company recognized approximately $4,298 and $7,397 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the six month periods ended June 30, 2003 and 2002, the Company had expenses of approximately $191,537 and $502,762, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

Pursuant to Section 5.1(f) of the Plan, the Company and EBS Pension have agreed to indemnify the Debtors (as defined in the Plan) and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers’ and directors’ insurance policy, and then from the $1.5 million reserve (the “Reserve”) established by EBS Pension L.L.C. (“EBS Pension”). As is discussed below, the former and current directors of Dave & Busters, Inc. (the “D&B Third-party Defendants”) have filed an indemnification claim seeking recovery from the Reserve. There can be no assurance of the merits of such claim or the amount, if any, that the D&B Third-party Defendants will be able to recover. There can be no assurance that additional such claims will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company’s assets.

At December 31, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $778,000, $1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At June 30, 2003, the Company had cash and cash equivalents of approximately $1.3 million. During 1997, the Company did not make any distributions to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 2002, 2001 and 2000, the Company made no distributions to holders of Class A Membership Units. The Company made no distributions during the six month period ending June 30, 2003. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

The Company’s lawyers completed third-party discovery, including depositions of former officers and directors of Edison, and third-party discovery closed on March 31, 2000, pursuant to court order. On or about March 29, 2000, the Class Representatives (D&B Stock is held by approximately 2,500 different individuals and entities (the “Class”). The Class includes Barclays Global Investors, N.A., Greentree Partners, and Greenway Partners, which are referred to herein as the “Class Representatives.”) filed a third-party complaint against former directors of Edison (the “Edison Third-party Defendants”), former and current directors of Dave & Busters, Inc. and against Dave & Busters, Inc. (the “D&B Third-party Defendants” and collectively with Edison Third Party Defendants, the “Third-party Defendants”). The complaint purports to allege claims for breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, and for contribution or “subrogation.” Because these claims might have implicated the indemnification provisions described above, the claims were reviewed in detail by the Company’s lawyers, and found to be without substantial merit. While there can be no assurances of the Company’s success, the Company intends to oppose joinder of these claims in the D & B Spin-off Litigation (as defined in the Plan).

In June 2000, the Third-party Defendants each filed a motion to dismiss the third-party complaints against them (“Motions to Dismiss”). The Company filed a joinder in those Motions to Dismiss. On August 21, 2000, the Court held a hearing on the Motions to Dismiss and other matters. By Order dated as of August 28, 2000, the Court granted the Motions to Dismiss in part, and denied them in part. The Court dismissed the breach of fiduciary duty claims and the related claims for aiding and abetting breach of fiduciary duty, finding the claims, if any, barred by the statute of limitations. However, the Court denied the Motion to Dismiss the purported contribution and/or “subrogation” claim. Because of certain inconsistencies in the Court’s rulings, the Third-party Defendants moved for clarification, reconsideration, or in the alternative, interlocutory (immediate) appeal (“Motions for Reconsideration”). The Company filed a limited joinder in those Motions for Reconsideration, and the Class filed its opposition. The Court granted the motion for interlocutory appeal.

In July 2000, the Class Representatives also filed a Motion to Amend the Order Certifying the Defendant Class (“Motion to Amend”). In this Motion to Amend, the Class Representatives seek to add absent class members as named class representatives. The Company opposed this Motion to Amend on the grounds that: (i) the Class Representatives should not have been represented by Class Counsel in the Motion to Amend against absent class members; (ii) there was no showing of need to add named class representatives; and (iii) the adding of certain absent class members as named class representatives could create unnecessary conflicts for the Company’s lawyers to the substantial prejudice of the Company. Two of the proposed named class representatives, Mellon Bank and Boston Safe Deposit, related entities, filed substantive objections to the Motion to Amend on similar grounds. On August 21, 2000, the Court heard argument on the issues presented by the Motion to Amend and took the matter under advisement. The Court has not indicated when it will rule on the Motion to Amend.

In September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. Section 1.4 of the Company’s Members Agreement limits the Company’s existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company’s existence was set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the Company’s members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term.

On January 22 and 23, 2002, the D&B Spinoff Litigation was tried before Judge Robinson in the United States District Court for the district of Delaware. It is anticipated that the Court will decide the case at some point in calendar year 2002. The Company continues to prosecute the D&B Spinoff Litigation vigorously, and to pursue the maximum available recoveries. While there can be no assurances as to the Company’s ultimate total recovery given the uncertainties associated with litigation, at this juncture it is estimated that such recoveries will exceed the costs of further prosecuting the D&B Spinoff Litigation.

In June and July 2002, the Company settled with two members of the Class. As a result of the settlements the Company collected approximately $210,626. There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. As mentioned above, Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2002, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term.

After the January 2002 trial, on September 18, 2002, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) issued a decision of the Class’s interlocutory appeal on Judge Robinson’s decision dismissing their third party claims against the Third-party Defendants. The Third Circuit reversed Judge Robinson’s dismissal and remanded that portion of the case back to the District Court. No decision from that trial has been rendered.

On January 10, 2003, the Bankruptcy Court approved a settlement with another member of the Class in the amount of $615,940. The Company received payment on February 18, 2003. There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

In February 2003, the District Court referred the D&B Spinoff Litigation to mediation before a magistrate judge. Mediation began on March 28, 2003. The mediation (the “Mediation”) involves all claims: the Company’s claim against the Class, the Class’s third party claims against the Third-party Defendants, as well as the fourth party indemnification claims brought by the D&B Third-party Defendants against the Company. There can be no assurances as to the outcome of any of the claims as a result of the Mediation.

Simultaneously with the District Court’s referral to Mediation, on March 28, 2003, the Company and EBS Pension were served with a Fourth Party Complaint brought by the D&B Third-party Defendants. The Fourth Party Complaint assert that if the D&B Third-party Defendants are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve mentioned above, the Company and EBS

Pension are liable to the Third-party Defendants for all costs and expenses they have incurred or will incur in connection with the defense of the Third Party claim and with the prosecution of their Fourth Party Complaint. On May 2, 2003, the Company filed an answer to the Fourth Party Complaint on behalf of itself and EBS Pension, as codefendants, denying the allegations of the Fourth Party Complaint. As mentioned above, the Fourth Party Complaint was also referred to Mediation. There can be no assurances as to the outcome of this Fourth Party Complaint, or the liability of the Company, if any.

The Mediation was continued at a mediation conference on August 11, 2003. There can be no assurances as to the outcome of the Mediation, or the liability of the Company, if any.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Quarterly Results

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Total income for the six months ended June 30, 2003 and 2002 were $620,238 and $120,523, respectively. This increase is due primarily to the collection of settlement proceeds mentioned above.

Total expenses decreased for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by $311,225 due primarily to a decrease in legal fees.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. Within the 90-day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Other than the D&B Spinoff Litigation referenced elsewhere herein, the Company is not involved in any legal proceedings.

Item 6.	Exhibits and Reports on Form 8-K.

(A)	Exhibits	Description

	2.1*	Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.

	3.1*	EBS Litigation, L.L.C. Certificate of Formation

	3.2*	EBS Litigation, L.L.C. Membership Agreement

*	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24711).

(B)	Reports on Form 8-K

On May 15, 2003, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS LITIGATION, L.L.C.

Date: August 14, 2003	/s/ PETER N. WANG
Peter N. Wang, Manager