Form 10-Q
period 2003-09-30
EBS LITIGATION LLC
filed 2003-11-14
CIK 1066463

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24711

EBS Litigation, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	13-3989964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

At November 1, 2003 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EBS LITIGATION, L.L.C.

Statements of Operations

For the Three and Nine Month Periods

Ended September 30, 2003 and 2002

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income:
Defendant payment revenue	$—	$97,500	$615,940	$210,626
Interest	1,556	3,106	5,853	10,503

Total income	1,556	100,606	621,793	221,129

Expenses:
Legal and accounting fees	3,616	49,068	106,800	480,938
Insurance	17,500	17,657	52,500	52,368
Transfer agent and settlement administration fees	6,164	9,500	26,663	28,500
Manager fees	4,618	11,963	33,060	27,036
Other	3,186	1,057	7,597	3,165

Total expenses	35,084	89,245	226,620	592,007

Net (loss) income	$(33,528)	$11,361	$395,173	$(370,878)

Net (loss) income per unit—basic and diluted	$(0.003)	$0.001	$0.039	$0.037

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Balance Sheet

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,137,015	$777,938
Prepaid expenses	257	51,664
Interest receivable	433	706

Total assets	$1,137,705	$830,308

Liabilities
Accounts payable	$11,082	$12,902
Accrued expenses	83,807	169,763

Total liabilities	94,889	182,665

Members’ equity:
Membership Units (Class A—10,000,000 authorized, issued and outstanding)
Retained earnings	1,042,816	647,643

Total members’ equity	1,042,816	647,643

Total liabilities and members’ equity	$1,137,705	$830,308

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.LC.

Statement of Changes in Members’ Equity

For the Periods Ended

September 30, 2003 and December 31, 2002

	Class A Membership Units	Retained Earnings	Total
Balance, January 1, 2002	10,000,000	$1,115,421	$1,115,421
Net loss	—	(467,778)	(467,778)

Balance, December 31, 2002	10,000,000	647,643	647,643
Net income (unaudited)	—	395,173	395,173

Balance, September 30, 2003 (unaudited)	10,000,000	$1,042,816	$1,042,816

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.LC.

Statement of Cash Flows

For the Nine Months Ended

September 30, 2003 and 2002

	For the nine months ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$395,173	$(370,878)
Reconciliation of net income (loss) to cash flows provided by (used in) operating activities:
Decrease in prepaid expenses	51,407	51,210
Decrease in interest receivable	273	1,127
(Decrease) increase in accounts payable	(1,820)	12,519
Decrease in accrued expenses	(85,956)	(2,752)

Cash flows from operations	359,077	(308,774)

Net increase (decrease) in cash and cash equivalents	359,077	(308,774)

Cash and cash equivalents at beginning of period	777,938	1,209,813

Cash and cash equivalents at end of period	$1,137,015	$901,039

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

September 30, 2003 and December 31, 2002

1.	Description of Business

EBS Litigation, L.L.C. (the “Company”) is governed by a Members Agreement, dated as of September 25, 1997 (the “Members Agreement”). Pursuant to the Members Agreement, the Company’s purposes are to (a) prosecute, settle and/or liquidate the Unresolved Avoidance Claims relating to the distribution by Edison Brothers Stores, Inc. (“Edison”) of approximately 4.4 million shares of common stock of Dave & Busters, Inc. to holders of Edison common stock in the form of a dividend and all related transactions (the “Unresolved Avoidance Claims”), (b) receive and administer the cash proceeds of the Unresolved Avoidance Claims, and (c) distribute the net proceeds to the appropriate holders of Membership Units (the “Members”) in accordance with the Members Agreement.

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2002 through December 31, 2002, January 1, 2002 through September 30, 2002 (unaudited), January 1, 2003 through September 30, 2003 (unaudited), July 1, 2002 through September 30, 2002 (unaudited), and July 1, 2003 through September 30, 2003 (unaudited).

Cash and Cash Equivalents

Cash consists of amounts held in an account in the Company’s name at a highly-rated financial institution. Such amounts are invested in an institutional money market fund investing solely in direct obligations of the United States Government.

The Company’s cash and cash equivalents represent the sum of the aggregate Dave and Buster’s, Inc. Spinoff Settlement Proceeds and the L.L.C. Funding Amount (see discussion in Note 3). These funds will be used for general operations. Any amounts not used in general operations will be made available for future distributions to holders of Class A Membership Units.

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

EBS Litigation, L.L.C.

Notes to Financial Statements

September 30, 2003 and December 31, 2002

Income Taxes

The Company is not subject to income taxes. Instead, the Members report their distributive share of the Company’s profits and losses on their respective income tax returns.

3.	Members’ Equity

On September 25, 1997, Edison transferred its rights, title and interest in the Unresolved Avoidance Claims to the Company. In addition, as of September 25, 1997, Edison was obligated to provide cash funding to the Company of $2.0 million (the “LLC Funding Amount”), which was subsequently paid to the Company on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company’s Members Agreement and the Plan of Reorganization (the “Plan”), Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

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

During 2002 and the first, second, and third quarters of 2003, the Company did not make any distributions to holders of Class A Membership units.

At September 30, 2003, the Company has no Class B Membership units outstanding.

4.	Settlement Proceeds

On September 10, 2002 and July 2, 2002, the Company settled with two members of the Class (Dave & Buster’s stock is held by approximately 2,500 different individuals and entities, collectively referred to as “the Class”). As a result of the settlements, the Company collected $113,126 and $97,500, respectively, for a total of $210,626. These settlements were collected in the fourth fiscal quarter of 2002.

On January 10, 2003, the Court approved a settlement with Trust Company of the West and its related entities in the amount of $615,940. The Company received payment on February 18, 2003.

There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

EBS Litigation, L.L.C.

Notes to Financial Statements

September 30, 2003 and December 31, 2002

5.	Commitments and Contingencies

The Company and EBS Pension, L.L.C. were served on March 28, 2003, with a Fourth-Party Complaint brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the “Edison Directors”) in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the “Litigation”). Briefly, the Litigation brought by EBS Litigation, L.L.C. alleges that the Third-Party Plaintiffs are liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs brought a Third-Party claim pursuant to the Litigation alleging that if the Third-Party Plaintiffs were found liable, then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth-Party Complaint brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan the Company and EBS Pension, L.L.C. are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Directors’ defense of the Third-Party claim and with the prosecution of their Fourth-Party Complaint. Management disagrees with the allegations contained in the Fourth-Party Complaint and does not believe the Company will be held liable for costs and expenses associated with the Edison Directors’ defense of the Third-Party claim or the prosecution of the Fourth-Party Complaint. The Company continues to mediate the Litigation. There can be no assurances as to the outcome of the claims as a result of the mediation, or the liability of the Company, if any.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2003 through September 30, 2003 (unaudited), July 1, 2003 through September 30, 2003 (unaudited), January 1, 2002 through September 30, 2002 (unaudited), and July 1, 2002 through September 30, 2002 (unaudited) and of certain factors that may affect the Company’s prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2002. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. The Company recovered $615,940 for the period ended September 30, 2003. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $13,000, $50,000, $101,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the nine month periods ended September 30, 2003 and 2002, the Company recognized approximately $5,853 and $10,503 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the nine month periods ended September 30, 2003 and 2002, the Company had expenses of approximately $226,620 and $592,007, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

Pursuant to Section 5.1(f) of the Plan, the Company and EBS Pension L.L.C. (“EBS Pension”) have agreed to indemnify the Debtors (as defined in the Plan) and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers’ and directors’ insurance policy, and then from the $1.5 million reserve (the “Reserve”) established by EBS Pension L.L.C. As is discussed below, the former and current directors of Dave & Busters, Inc. (the “D&B Third-party Defendants”) have filed an indemnification claim seeking recovery from the Reserve. There can be no assurance of the merits of such claim or the amount, if any, that the D&B Third-party Defendants will be able to recover. There can be no assurance that additional such claims will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company’s assets.

At December 31, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $778,000, $1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At September 30, 2003, the Company had cash and cash equivalents of approximately $1.1 million. During 1997, the Company did not make any distributions to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 2002, 2001 and 2000, the Company made no distributions to holders of Class A Membership Units. The Company made no distributions during the nine month period ending September 30, 2003. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

The Company’s lawyers completed third-party discovery, including depositions of former officers and directors of Edison, which closed on March 31, 2000, pursuant to court order. On or about March 29, 2000, the Class Representatives (D&B Stock is held by approximately 2,500 different individuals and entities (the “Class”). The Class includes Barclays Global Investors, N.A., Greentree Partners, and Greenway Partners, which are referred to herein as the “Class Representatives.”) filed a third-party complaint against former directors of Edison (the “Edison Third-party Defendants”), former and current directors of Dave & Busters, Inc. and against Dave & Busters, Inc. (the D&B Third-party Defendants collectively with Edison Third Party Defendants, are collectively referred to herein as the “Third-party Defendants”). The complaint purports to allege claims for breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, and for contribution or “subrogation.” Because these claims might have implicated the indemnification provisions described above, the claims were reviewed in detail by the Company’s lawyers, and found to be without substantial merit. While there can be no assurances of the Company’s success, the Company has opposed joinder of these claims in the D & B Spin-off Litigation (as defined in the Plan).

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

The Mediation was continued at a mediation conference on August 11, 2003. As of November 14, 2003, the Company continues to Mediate the matters mentioned above. There can be no assurances as to the outcome of the Mediation, or the liability of the Company, if any.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Quarterly Results

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Total income for the nine months ended September 30, 2003 and 2002 were $621,793 and $221,129, respectively. This increase is due primarily to the collection of settlement proceeds mentioned above.

Total expenses decreased for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by $365,387 due primarily to a decrease in legal and accounting fees.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Other than the D&B Spinoff Litigation referenced elsewhere herein, the Company is not involved in any legal proceedings.

Item 6.	Exhibits and Reports on Form 8-K.

(A)	Exhibits	Description

	2.1*	Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.

	3.1*	EBS Litigation, L.L.C. Certificate of Formation

	3.2*	EBS Litigation, L.L.C. Membership Agreement

	31	Certifications

*	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24711).

(B)	Reports on Form 8-K

On August 14, 2003, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS LITIGATION, L.L.C.

Date: November 14, 2003	/s/ PETER N. WANG
Peter N. Wang, Manager