Form 10-K
period 2003-12-31
EBS LITIGATION LLC
filed 2004-03-30
CIK 1066463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission file number 000-24711

EBS Litigation, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	13-3989964
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

c/o Friedman, Wang & Bleiberg, P.C.

90 Park Avenue

New York, New York 10016

Attn: Peter N. Wang

(Address of principal executive offices)

Registrant’s telephone number, including area code (212) 682-7474

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Membership Units

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

There is no aggregate market value of the registrant’s Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2003. Book value of the registrant’s Class A Membership Units as of December 31, 2003 was approximately $0.9 million.

There were 10,000,000 Class A Membership Units outstanding as of March 15, 2004.

PART I

ITEM 1—BUSINESS

Unless otherwise noted, all references to “the Company” shall mean EBS Litigation, L.L.C., a Delaware limited liability company.

BACKGROUND

On September 9, 1997, the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) entered an order in accordance with section 1129 of the Bankruptcy Code, 11 U.S.C. §§ 101-1330, et seq., (the “Bankruptcy Code”) confirming the Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Plan”) filed by Edison Brothers Stores, Inc. (“Edison”) and its affiliated debtors in possession (collectively with Edison, the “Debtors”). The Plan became effective on September 26, 1997 (the “Effective Date”).

The Company was established pursuant to the Plan and the EBS Litigation, L.L.C. Members Agreement (the “Members Agreement”). Pursuant to the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claim which included, among other consideration, the holder’s pro rata share of the Company’s Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997 (the “Initial Distribution Date”). Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 1999, 2000, 2001, 2002 and 2003 there were 10,000,000 Class A Membership Units and no Class B Membership Units of the Company issued and outstanding.

The Plan further provided for the Debtors’ transfer to the Company of their right, title and interest in and to all of the Debtors’ potential fraudulent transfer causes of action under the Bankruptcy Code or applicable state law, arising in connection with (a) the June 29, 1995 distribution by Edison of approximately 4,404,560 shares of common stock (the “D&B Common Stock”) in Dave & Buster’s Inc., a Missouri corporation (“Dave & Busters”), to holders of Edison common stock (the “D&B Spinoff Stockholders”) in the form of a dividend; and (b) all related transactions (the “D&B Spinoff”). The causes of action relating to the D&B Spinoff are referred to herein as the “Unresolved Avoidance Claims.” Following transfer of the Unresolved Avoidance Claims to the Company, the Plan provided for the appointment of the Company as the representative of the Debtors’ estates for the purpose of retaining and enforcing the Unresolved Avoidance Claims in accordance with section 1123(b)(3)(B) of the Bankruptcy Code and the Members Agreement.

The Plan further obligated the Debtors to transfer the “L.L.C. Funding Amount,” in an amount designated by the Official Committee of Unsecured Creditors appointed in the Debtors’ Chapter 11 cases (the “Creditors’ Committee”), to the Company on the Effective Date. The Creditors’ Committee designated $2 million as the L.L.C. Funding Amount payable to the Company; such L.L.C. Funding Amount was paid to the Company on October 16, 1997.

FORMATION OF THE COMPANY AND SUMMARY OF CERTAIN PROVISIONS OF THE MEMBERS AGREEMENT

Formation

In accordance with the Plan, the Certificate of Formation of the Company was filed on September 24, 1997, with the office of the Delaware Secretary of State for the purpose of forming the Company as a limited liability company under the provisions and subject to the requirements of the State of Delaware, and in particular the Delaware Limited Liability Company Act, Del. Code Ann. tit.6, ch. 18 (the “Delaware Act”). The Certificate of Formation became effective on September 25, 1997 (the “Inception Date”).

Purposes

The Company was organized solely for the purposes of (a) prosecuting, settling and/or liquidating the Unresolved Avoidance Claims; (b) receiving and administering all assets of the Company (i.e., the cash proceeds of the Unresolved Avoidance Claims or “Avoidance Claim Proceeds” as well as other property or proceeds received by the Company); and (c) distributing the net Avoidance Claim Proceeds to holders of Membership Units in the Company pursuant to the terms of the Members Agreement. The Company has no objective to engage in the conduct of any trade or business. In essence, the Company constitutes a vehicle for (a) converting the Unresolved Avoidance Claims to cash, whether by means of the D&B Spinoff Settlement (as defined in the Plan) or other settlement, or enforcement of a judgment ultimately obtained; and then (b) distributing all net cash to holders of Membership Units in the Company.

Administration and the Manager

The Company has no employees. The affairs of the Company are managed by the Manager. The Manager of the Company, as duly designated by the Creditors’ Committee, is Peter N. Wang (in such capacity, the “Manager”). The principal office of the Company is maintained at the office of the Manager, which is the law office of Friedman, Wang & Bleiberg, P.C. (“FWB”), 90 Park Avenue, New York, New York 10016. The telephone number is (212) 682-7474.

In furtherance of the Company’s purposes and subject to the retained jurisdiction of the Bankruptcy Court as provided for in the Plan, the Manager is obligated to make continuing efforts to (1) prosecute, settle and/or liquidate the Unresolved Avoidance Claims, based upon the assessment of the Manager, with the advice of counsel and consultants retained by the Manager, of (A) the likelihood that the Company will prevail on the merits, (B) the possible recovery on such litigation, (C) the estimated cost (and attendant delay) of such litigation, (D) the offer of settlement, (E) the resources of the Company that are available for prosecuting the Unresolved Avoidance Claims, and (F) any other matters that the Manager deems to be relevant to such assessment, and (2) make distributions of Avoidance Claim Proceeds; in each case in an expeditious but orderly manner intended reasonably to maximize the value of such distributions to the Members, but subject to the judgment and discretion of the Manager and the provisions of the Members Agreement. The Manager is not liable or accountable, in damages or otherwise, to the Company or to any Member for any action or inaction, except in the case of his willful breach of a material provision of the Members Agreement or gross negligence in connection with the performance of his duties under the Members Agreement.

The Manager is empowered to retain such independent experts and advisors (including, but not limited to, law firms, tax advisors, consultants or other professionals) as the Manager may select to aid in the performance of his duties and responsibilities and to perform such other functions as may be appropriate in furtherance of the intent and purpose of the Members Agreement.

The Members Agreement also requires the Manager to designate one of the Members as the “Tax Matters Partner” (as defined in the Section 6231 of the Internal Revenue Code). The Tax Matters Partner is required to represent the Company (at the Company’s expense) in connection with all examinations of the Company’s affairs by tax authorities and to expend Company funds for professional services associated therewith. The Tax Matters Partner also arranges for the preparation and timely filing of all returns required to be filed by the Company and the distribution of Form K-1 or other similar forms to all Members. In accordance with the Members Agreement, the Manager has designated Citibank, N.A., through its authorized representative, to serve as the Tax Matters Partner of the Company.

The Manager has selected the law firm of Jones Day (“Jones Day”) to serve as counsel to the Company. Jones Day’s principal duties as counsel for the Company involve the prosecution of the D&B Spinoff Litigation (as defined below) and related negotiations. Prior to the Effective Date, Jones Day served as counsel to the Creditors’ Committee. The Manager has selected PricewaterhouseCoopers LLP to provide the Company with financial reporting and consulting services as well as tax-related services. Wells Fargo Bank, N.A. (formerly known as Wells Fargo Bank Minnesota, N.A.), which serves as the Company’s Transfer Agent and as the Company’s Disbursing Agent under the Plan, maintains the Company’s funds and ownership registers, coordinates distributions to Members of the Company, and performs related administrative duties. Rubin, Brown, Gornstein & Co., LLP serves as the Company’s independent auditors.

Subject to the retained jurisdiction of the Bankruptcy Court as provided for in the Plan, but without prior or further authorization, the Manager may control and exercise authority over the Company’s assets, over the acquisition, management and disposition thereof and over the management and conduct of the Company to the extent necessary to enable the Manager to fulfill the intent and purposes of the Members Agreement. No person dealing with the Company is obligated to inquire into the authority of the Manager in connection with the acquisition, management or disposition of the Company’s assets. In connection with the administration of the Company’s assets and the management of the Company’s affairs, the Manager has the power to take any and all actions as, in the Manager’s sole discretion, are necessary or advisable to effectuate the purposes of the Company. The Manager may not, however, at any time, on behalf of the Company or the Members, enter into or engage in any trade or business, and no part of the Company’s assets will be used or disposed of by the Manager in furtherance of any such trade or business. All decisions and actions taken by the Manager under the authority of the Members Agreement are binding upon all of the Members and the Company. Without the consent of all of the Members, the Manager may not (1) take any action in contravention of the Members Agreement; (2) take any action which would make it impossible to carry on the activities of the Company; or (3) possess property of the Company or assign the Company’s rights in specific property for other than Company purposes.

Term of the Company; Dissolution

The Company’s existence was originally scheduled to terminate (unless dissolved earlier) on September 26, 2000 (the third anniversary of the Effective Date). However, the Manager (with the approval of Bankruptcy Court) extended the Company’s existence until September 2002. In September 2002, the Manager (with the approval of the Bankruptcy Court) extended the Company’s existence until September 2004. If the Company’s Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved then the Company’s existence may be extended for another two year period. The Company may also be earlier dissolved because of an adjudication of the Bankruptcy Court or because of the unanimous written consent of all Members. In the event of the Company’s dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to holders of Class A Membership Units in accordance with their respective Capital Account (as defined in the Members Agreement) balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member’s Capital Account balances.

THE COMPANY’S OPERATIONS SINCE INCEPTION

Commencement of Litigation

On September 29, 1997, the Company, as the assignee of the Unresolved Avoidance Claims, filed a complaint (the “Complaint”) with the Bankruptcy Court, commencing the prosecution of all Unresolved Avoidance Claims against the D&B Spinoff Stockholders, Dave & Busters, and their current management. The lawsuit is pending before the Bankruptcy Court as Adversary Proceeding No. A-97-171 (the “D&B Spinoff Litigation”). The Complaint filed by the Company alleged, among other things, that Edison had not received reasonably equivalent value for the D&B Common Stock and certain realty holdings valued at approximately $7.3 million in connection with the D&B Spinoff, and thus sought to recover the D&B Common Stock, or the value thereof, from the D&B Spinoff Stockholders.

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

In addition to seeking recovery of the D&B Spinoff Stock or its value from the D&B Spinoff Stockholders, the Complaint sought to recover approximately $7.3 million transferred to insiders of Dave & Busters by subsidiaries of Edison. Specifically, the Complaint alleged that Edison paid a $3.75 million dividend to one subsidiary, and satisfied an antecedent debt of $3.55 million to another subsidiary, for the sole purpose of providing cash to pay advances to certain individual defendants. The Complaint sought recovery of these cash transfers from defendants Dave & Busters, D&B Realty Holding, Inc., and the named individuals (collectively, the “Spinoff-Related Defendants”). On October 30, 1997, the Spinoff-Related Defendants filed a joint answer, generally denying the relevant allegations of the Complaint, setting forth certain affirmative defenses and demanding a trial by jury. The Spinoff-Related Defendants also filed a Motion for a Determination that the proceeding is a Core Proceeding (which is a proceeding over which a bankruptcy court may preside in accordance with 28 U.S.C.§ 157(d)), which was granted without objection, as well as a Motion for Withdrawal of Reference, seeking withdrawal of the D&B Spinoff Litigation to the United States District Court for the District of Delaware (the “District Court”). On August 10, 1998, the Company entered into a Settlement Agreement with the Spinoff-Related Defendants and certain other interested parties, wherein the Company released these parties from all Spinoff-Related claims in return for a payment of $2.1 million. The action against the Spinoff-Related Defendants was dismissed August 20, 1998, and the money was paid into the Disbursing Agent’s account on August 26, 1998.

The D&B Spinoff Settlement

Notwithstanding commencement of the D&B Spinoff Litigation, each D&B Spinoff Stockholder had the right to obtain a release of all Unresolved Avoidance Claims against it by participating in the D&B Spinoff Settlement provided for in the Plan. In order to participate in the D&B Spinoff Settlement, a D&B Spinoff Stockholder was obligated to exercise one of three settlement options outlined in the Plan. The three settlement options permitted D&B Spinoff Stockholders to participate by means of (a) exercising a specified number of rights granted to Edison stockholders under the Plan; (b) paying cash to the Company in an amount equal to the D&B Spinoff Release Minimum Purchase Price described below; or (c) a combination of rights exercised and cash paid, all as determined in accordance with formulas set forth in the Plan. Most of the D&B Spinoff Stockholders who elected to participate in the D&B Spinoff Settlement elected the settlement option (the “Direct Purchase Option”) involving the payment of the “D&B Spinoff Release Minimum Purchase Price,” which was equal to the product of (a) $5.6593, and (b) the number of shares of D&B Common Stock that such D&B Spinoff Stockholder received in connection with the D&B Spinoff.

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

On November 21, 1997, the Company temporarily withdrew its Motion to Certify Defendant Class, in light of the fact that each of the proposed class representatives had elected to participate in the D&B Spinoff Settlement. Following efforts to identify adequate class representatives to replace the initial proposed class representatives, on March 6, 1998, the Company filed (a) its Motion to File Amended Class Complaint, requesting leave to file an amended complaint (the “Amended Complaint”) substantively similar to the Complaint but identifying new proposed class representatives; and (b) a Renewed Motion to Certify Defendant Class. On March 30, 1998, the Bankruptcy Court granted each of these motions. The Bankruptcy Court’s Order Certifying Defendant Class Action (the “Class Certification Order”) certified the following defendant class (the “Defendant Class”) as a mandatory defendant class pursuant to Rule 23(b)(1) of the Federal Rules of Civil Procedure:

All persons or entities who were the beneficial or legal recipients of at least 55 shares of the June 1995 transfer of 4,404,560 shares of Dave and Busters stock from Edison except those persons or entities who have obtained a release of Unresolved Avoidance Claims, as defined in the Plan, that was confirmed on September 9, 1997.

The Class Certification Order designated the following entities (collectively, the “Class Representatives”) to represent the Defendant Class: Barclays Global Investors, N.A.; Greentree Partners; Greenway Partners; Wilshire Associates, Inc; and WKW Asset Management.

On May 22, 1998, Class Representative Wilshire Associates, Inc. filed a motion under Federal Rule of Civil Procedure 12(b)(6), seeking the Bankruptcy Court’s determination that Wilshire Associates, Inc. is not a proper party to the D&B Spinoff Litigation. Wilshire Associates, Inc. asserts that it merely serves as the nominee record holder of D&B Spinoff Stock, for the benefit of a number of persons who have not thus far been identified. The Company has filed a response to such motion, indicating that it will consent to dismissal of Wilshire Associates, Inc. from the D&B Spinoff Litigation if Wilshire Associates, Inc. adequately identifies, voluntarily or in accordance with an order of the Bankruptcy Court, the persons for whose benefit it holds D&B Spinoff Stock.

The Class Representatives selected Edward McNally and the Wilmington, Delaware law firm of Morris, James, Hitchens & Williams (“Class Counsel”) to represent the Defendant Class. On June 8, 1998, Class Counsel filed a motion seeking payment of all fees and costs relating to the D&B Spinoff litigation. The Bankruptcy Court has not yet ruled on the motion, which the Company opposes. Following official appointment of Class Counsel by the Bankruptcy Court, the Class Counsel, on July 1, 1998, filed a motion requesting decertification of the Defendant Class and a motion to withdraw reference from the bankruptcy court. The Company filed its responses opposing the motions on July 14, 1998 and July 28, 1998, respectively. On July 17, 1998, the Defendant Class filed a motion to dismiss the action. The Company’s response opposing this motion was filed on August 10, 1998.

The Defendant Class’ Motion to Withdrawal Reference was assigned in the district court in late September 1998. The Motion was fully briefed, and the Company requested oral argument.

In May 1999 the United States District court for the District of Delaware heard arguments on, and in July 1999 denied, the Defendant Class’ Motion to Dismiss, the Defendant Class’ Motion to Decertify the Defendant Class and Named Representative Wilshire Associates, Inc.’s (“Wilshire’s”) Motion to Dismiss.

The Company’s lawyers completed third-party discovery, including depositions of former officers and directors of Edison, and third-party discovery closed on March 31, 2000, pursuant to court order. On or about March 29, 2000, the Class Representatives filed a third-party complaint against former directors of Edison (the “Edison Third-party Defendants”), former and current directors of Dave & Busters, Inc. and against Dave & Busters, Inc. (the “D&B Third-party Defendants” and collectively with Edison Third-party Defendants, the “Third-party Defendants”). The complaint purports to allege claims for breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, and for contribution or “subrogation.”

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

As mentioned above, in September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware to reopen the bankruptcy case of the Debtors for the limited purpose of extending the term of the Company. Section 1.4 of the Company’s members Agreement limits the Company’s existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company’s existence was set to expire on September 26, 2000, unless extended by the Bankruptcy Court. In its motion, the company argued that the Company’s members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term.

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

In February 2003, the District Court referred the D&B Spinoff Litigation to mediation before a magistrate judge. The mediation took place on March 28, 2003 and continued thereafter. The mediation involves all claims: the Company’s claim against the Class, the Class’s third party claims against the Third-party Defendants, as well as, the threatened indemnification claims by the Edison Third-party Defendants against the Company pursuant to indemnification provisions in the Debtor’s Amended Joint Plan of Reorganization.

Simultaneously with the District Court’s referral to Mediation, on March 28, 2003, the Company and EBS Pension were served with a Fourth Party Complaint brought by the D&B Third-party Defendants. The Fourty Party Complaint assert that if the D&B Third-party Defendants are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve mentioned above, the Company and EBS Pension are liable to the Third-party Defendants for all costs and expenses they have incurred or will incur in connection with the defense of the Third Party claim and with the prosecution of their fourth Party Complaint. On May 2, 2003, the Company filed an answer to the Fourth Party Complaint on behalf of itself and EBS Pension, as codefendants, denying the allegations of the Fourth Party Complaint. There can be no assurances as to the outcome of this Fourth Party Complaint, or the liability of the Company, if any.

As mentioned above, the Fourth Party Complaint was also referred to Mediation. The Mediation was continued at a mediation conference on August 11, 2003. The mediation process concluded with the parties reaching a proposed settlement. On January 29, 2004, Judge Robinson in the U.S. District Court for the District of Delaware approved the notice of settlement. The notice of pendency of class action settlement was mailed to the members of the Class on February 12, 2004. The hearing on the proposed settlement is set for March 31, 2004 at 4:00 p.m. in Courtroom No. 6B at the United States Courthouse for the District of Delaware. There can be no assurances as to the outcome of the Mediation, the approval of the proposed settlement or the liability of the Company, if any.

ITEM 2—PROPERTIES

The Company does not own or lease any property.

ITEM 3—LEGAL PROCEEDINGS

Other than the D&B Spinoff Litigation described throughout this Annual Report on Form 10-K, the Company is not involved in any legal proceedings.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2003.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company’s Class A Membership Units. As of December 31, 2003, there were 2,060 certificated holders of record of the Class A Membership Units. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for more information.

ITEM 6—SELECTED FINANCIAL DATA

The following summary operating and balance sheet data sets forth selected financial information of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 has been derived from the Company’s financial statements, which were audited by Rubin, Brown, Gornstein & Co., LLP. The following information should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented below.

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999		Year ended December 31, 1998		Period ended December 31, 1997(1)
Operating Statement Data:
Defendant payment revenue	$615,940	$210,626	$—	$3,708	$—		$4,981,595		$9,991,975
Interest income	7,131	12,901	50,741	98,160	92,376		388,168		106,048
Expenses	362,911	691,305	442,495	488,762	298,707		671,438		175,587
Net (loss) income	260,160	(467,778)	(391,754)	(386,894)	(206,331)		4,698,325		9,922,436
Distribution per Class A Membership Unit	—	—	—	—	1.49	(3)	1.45	(2)	—

Balance Sheet Data (at period end):
Total assets	$1,104,259	$830,308	$1,263,294	$1,610,146	$1,996,483		$3,049,682		$12,069,695
Accrued expenses	110,844	169,763	147,873	102,971	102,414		161,560		147,259
Members’ equity	907,803	647,643	1,115,421	1,507,175	1,894,069		2,888,122		11,922,436

(1)	The Company’s inception date was September 25, 1997.
(2)	This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During April 1998, the Company distributed approximately $7.0 million to the holders of 9,342,874 Class A Membership Units that were outstanding at the date of distribution. During June 1998, the Company distributed approximately $0.1 million to holders of the 127,507 Class A Membership Units that were distributed in June 1998. During October 1998, the Company distributed approximately $6.6 million to the 9,470,381 holders of Class A Membership Units.
(3)	This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. During February 1999, the company distributed approximately $0.8 million to holders of the 86,871 and 442,748 Class A Membership Units that were distributed in November and December 1998, respectively.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company’s prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997 and approximately $5.0 million in the twelve month period ended December 31, 1998. For the year ended December 31, 1999, the Company did not receive any proceeds. For the year ended December 31, 2000, the Company received approximately $3,700. For the year ended December 31, 2001, the Company did not receive any proceeds. For the year ended December 31, 2002, the Company received approximately $211,000. For the year ended December 31, 2003, the Company received approximately $616,000. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997, the Company recognized approximately $7,000, $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company’s lawyers, accountants and auditors and insurance expenses. The Company had expenses of approximately $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997, respectively. The

Company’s expenses decreased during fiscal year 2003 due primarily to a decrease in legal fees while awaiting various court rulings with respect to the D&B Spinoff Litigation. These expenses are expected to fluctuate in future periods primarily based on the activity in any period in the D&B Spinoff Litigation.

The Company and EBS Pension, L.L.C. (another limited liability company formed pursuant to the Plan), pursuant to the Plan, will indemnify the Debtors and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers’ and directors’ insurance policy, and then from the $1.5 million reserve established by EBS Pension, L.L.C. Although to date there has not been any indemnification claim, there can be no assurance such a claim will not be made in the future. All liabilities of the Company, including the foregoing indemnification obligations, will be satisfied from the Company’s assets.

At December 31, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. During 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

ITEM 8—FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Members

EBS Litigation, L.L.C.

St. Louis, Missouri

We have audited the accompanying balance sheets of EBS Litigation, L.L.C., a limited liability company, as of December 31, 2003 and 2002, and the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of EBS Litigation, L.L.C. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co., LLP Rubin, Brown, Gornstein & Co., LLP

March 2, 2004

St. Louis, Missouri

EBS Litigation, L.L.C.

Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

	For the years ended December 31,
	2003	2002	2001
Income:
Interest	$7,131	$12,901	$50,741
Defendant payment revenue	615,940	210,626	—

Total income	$623,071	$223,527	$50,741

Expenses:
Legal fees	$172,107	$501,412	$270,100
Insurance	51,528	69,869	71,233
Transfer agent and settlement administration fees	26,663	40,013	38,000
Accounting fees	45,938	40,959	31,700
Manager fees	61,302	35,175	27,395
Other	5,373	3,877	4,067

Total expenses	362,911	691,305	442,495

Net income (loss)	$260,160	$(467,778)	$(391,754)

Net income (loss) per unit – basic and diluted	$0.026	$(0.047)	$(0.039)

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Balance Sheets

December 31, 2003 and 2002

	December 31,
	2003	2002
Assets
Cash and cash equivalents Available for general operations	$1,103,644	$777,938
Prepaid insurance	187	51,664
Interest receivable	428	706

Total assets	$1,104,259	$830,308

Liabilities
Accounts payable	$85,612	$12,902
Accrued expenses	110,844	169,763

Total liabilities	196,456	182,665

Commitments and Contingencies (Note 5)

Members’ equity:
Membership Units (Class A – 10,000,000 authorized, issued and outstanding at December 31, 2003 and 2002)	—	—
Retained earnings	907,803	647,643

Total members’ equity	907,803	647,643

Total liabilities and members’ equity	$1,104,259	$830,308

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

	Class A Membership Units	Retained Earnings	Total
Balance, December 31, 2000	10,000,000	$1,507,175	$1,507,175
Net loss	—	(391,754)	(391,754)

Balance, December 31, 2001	10,000,000	1,115,421	1,115,421
Net loss	—	(467,778)	(467,778)

Balance, December 31, 2002	10,000,000	$647,643	$647,643
Net income	—	260,160	260,160

Balance, December 31, 2003	10,000,000	$907,803	$907,803

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	For the years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$260,160	$(467,778)	$(391,754)
Reconciliation of net income (loss) to cash flows provided by (used in) operating activities:
Decrease (increase) in prepaid insurance	51,477	(267)	1,233
Decrease in interest receivable	278	1,378	5,366
Decrease in miscellaneous receivables	—	—	5,000
Increase in accounts payable	72,710	12,902	—
(Decrease) increase in accrued expenses	(58,919)	21,890	44,902

Cash flows provided by (used in) operating activities	325,706	(431,875)	(335,253)

Net increase (decrease) in cash and cash equivalents	325,706	(431,875)	(335,253)

Cash and cash equivalents at beginning of period	777,938	1,209,813	1,545,066

Cash and cash equivalents at end of period	$1,103,644	$777,938	$1,209,813

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

1.	Description of Business

EBS Litigation, L.L.C. (the “Company”) is governed by a Members Agreement, dated as of September 25, 1997 (the “Members Agreement”). Pursuant to the Members Agreement, the Company’s purposes are to (a) prosecute, settle and/or liquidate the Unresolved Avoidance Claims relating to the distribution by Edison Brothers Stores, Inc. (“Edison”) of approximately 4.4 million shares of common stock of Dave & Buster’s, Inc. (“D&B” or “Dave & Buster’s”) to holders of Edison common stock in the form of a dividend and all related transactions (the “Unresolved Avoidance Claims”), (b) receive and administer the cash proceeds of the Unresolved Avoidance Claims, and (c) distribute the net proceeds to the appropriate holders of Membership Units (the “Members”) in accordance with the Members Agreement.

Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years, subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term. In September 2002, the Company filed a motion with the Bankruptcy Court to reopen the Edison bankruptcy case for the limited purpose of extending the term of the Company. The Court approved the motion at that time, extending the existence of the company for an additional two-year term.

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

Basis of Presentation

These financial statements include the accounts of the Company for the years ended December 31, 2003, 2002, and 2001.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held in an account in the Company’s name at a highly-rated financial institution. Such amounts are invested in an institutional money market fund investing solely in direct obligations of the United States Government.

The Company’s cash and cash equivalents represent the sum of the aggregate D&B Spinoff Settlement Proceeds and the L.L.C. Funding Amount (see discussion in Note 3). These funds will be used for general operations. Any amounts not used in general operations will be made available for future distributions to holders of Class A Membership Units.

Defendant Payment Revenue

Accrued expenses include amounts payable to service providers and other vendors. Amounts are payable within one year.

EBS Litigation, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

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

On September 25, 1997, Edison transferred its rights, title and interest in the Unresolved Avoidance Claims to the Company. In addition, as of September 25, 1997, Edison was obligated to provide $2 million of cash funding to the Company (the “LLC Funding Amount”), which was subsequently paid to the Company on October 16, 1997. Such transfer and funding were in exchange for 10,000,000 Class B Membership Units of the Company, which represented all of the outstanding Membership Units of the Company. On December 12, 1997, in accordance with the Company’s Members Agreement and the Plan of Reorganization, Edison exchanged 9,064,140 Class B Membership Units for 9,064,140 Class A Membership Units of the Company and simultaneously distributed such Class A Membership Units to holders of Allowed General Unsecured Claims (as defined in the Plan).

During 1998, Edison exchanged 936,138 Class B Membership Units for 936,138 Class A Membership Units of the Company and simultaneously distributed such Class A units to holders of Allowed General Unsecured Claims.

During 1998, the Company distributed $13.7 million of D&B Spinoff Settlement Proceeds (as defined in the Plan) to holders of Class A Membership Units. In addition, $0.8 million was reserved for holders of the Class A Membership Units that were distributed in December 1998.

Also during 1998, certain holders of Class A Membership Unit returned 278 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in retained earnings and were made available for future distributions to holders of Class A Membership Units.

On February 1, 1999, the Company distributed the $0.8 million of reserved amounts of D&B Spinoff Settlement Proceeds to the holders of the Class A Membership Units that were distributed in November and December 1998. This represents the entire amount of funds reserved for future holders of Class A Membership Units.

During 2001, 2002 and 2003, the Company did not make any distributions to holders of Class A Membership Units.

At December 31, 2003, the Company has no Class B Membership Units outstanding.

EBS Litigation, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

4.	Settlement Proceeds

On September 10, 2002 and July 2, 2002, the Company settled with two members of the Class (Dave & Buster’s stock is held by approximately 2,500 different individuals and entities, collectively referred to as “the Class”). As a result of the settlements, the Company collected $113,126 and $97,500, respectively, for a total of $210,626. These settlements were collected in the fourth quarter of 2002.

On January 10, 2003, the Court approved a settlement with Trust Company of the West and its related entities in the amount of $615,940. The Company received payment on February 18, 2003.

There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

5.	Commitments and Contingencies

The matter of EBS Litigation, L.L.C. v. Barclays Global Investors, et al., filed in the District Court for the District of Delaware, involves an action to recover damages associated with fraudulent conveyances from a defendant class (the “Defendant Class”), who received shares of D&B stock in the spin-off transaction. On January 22 and 23, 2002, the Company’s claims against the Defendant Class were tried before Judge Robinson in the District Court for the District of Delaware (the “District Court”). Judge Robinson made the decision to dismiss the case. After the trial, on September 18, 2002, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) issued a decision on the Defendant Class’ interlocutory appeal of Judge Robinson’s decision to dismiss their third party claims against directors and officers of Dave & Buster’s. The Third Circuit reversed Judge Robinson’s dismissal and remanded that portion of the case back to the District Court. No decision from that trial has been rendered.

The mediation process concluded with the parties reaching a proposed settlement. On January 29, 2004, Judge Robinson in the District Court approved the notice of settlement. The notice of pendency of the Defendant Class action settlement was mailed to the members of the Defendant Class on February 12, 2004. The hearing on the proposed settlement is set for March 31, 2004 at 4:00 p.m. in Courtroom No. 6B at the United States Courthouse for the District of Delaware.

Simultaneously with the District Court’s referral to Mediation, the Company and EBS Pension, L.L.C. were served on March 28, 2003, with a Fourth-Party Complaint brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the “Edison Directors”) in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the “Litigation”). Briefly, the Litigation brought by EBS Litigation, L.L.C. alleges that the Third-Party Plaintiffs are liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs brought a Third-Party claim pursuant to the Litigation alleging that if the Third-Party Plaintiffs were found liable, then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth-Party Complaint brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan, the Company and EBS Pension, L.L.C. are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Directors’ defense of the Third-Party claim and with the prosecution of their Fourth-Party Complaint. Management disagrees with the allegations contained in the Fourth-Party Complaint and does not believe the Company will be held liable for costs and expenses associated with the Edison Directors’ defense of the Third-Party claim or the prosecution of the Fourth-Party Complaint. The Company continues to mediate the Litigation. There can be no assurances as to the outcome of the claims as a result of the mediation, or the liability of the Company, if any.

EBS Litigation, L.L.C.

Notes to Financial Statements

December 31, 2003 and 2002

Prior to the Litigation being filed, in February 2003, the District Court referred the D&B Spinoff Litigation to mediation before a magistrate judge. The mediation took place on March 28, 2003 and continued thereafter. The mediation involved all claims: the Company’s claim against the Defendant Class, the Defendant Class’ third party claims against the officers and directors of Dave & Buster’s and Edison, as well as the threatened indemnification claims by the officers and directors of Edison against the Company (see discussion below), pursuant to indemnification provisions in the Debtor’s Amended Joint Plan of Reorganization.

As mentioned above, the Fourth Party Complaint was also referred to Mediation. The Mediation was continued at a mediation conference on August 11, 2003. The mediation process concluded with the parties reaching a proposed settlement. On January 29, 2004, Judge Robinson in the U.S. District Court for the District of Delaware approved the notice of settlement. The notice of pendency of class action settlement was mailed to the members of the Class on February 12, 2004. The hearing on the proposed settlement is set for March 31, 2004 at 4:00 p.m. in the Courtroom No. 6B at the United States Courthouse for the District of Delaware. There can be no assurances as to the outcome of the Mediation, the approval of the proposed settlement, or the liability of the Company, if any.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has no directors and the Manager, Peter N. Wang, acts as the Company’s sole executive officer. Mr. Wang is 55 years old and has been a shareholder and officer of FWB for the past 23 years. The Manager may resign at any time or be removed by the holders (the “Requisite Holders”) of 65% or more of the outstanding Class A Membership Units (excluding such holders against whom the Company holds Unresolved Avoidance Claims), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the death, resignation, incompetency or removal of the Manager, the Requisite Holders may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager or the Manager’s representative may petition the Bankruptcy Court for the appointment of a successor Trustee.

ITEM 11—EXECUTIVE COMPENSATION

The Members Agreement provides that FWB will receive compensation for the Manager’s services to the Company at the standard hourly rates charged for the Manager’s services and the services of other persons at FWB who may assist him with his duties. The Company is also obligated to reimburse FWB for reasonable expenses incurred by the Manager and others at FWB in connection with the performance of the Manager’s duties to the Company.

With respect to services rendered during the year ended December 31, 2003, FWB was paid $2,572.50 on account of the Manager’s services to the Company and $45,450 on account of services of another attorney at FWB who assisted him with his duties. The Company also paid FWB $1,057.52 in expense reimbursement.

With respect to services rendered during the year ended December 31, 2002, FWB was paid $1650 on account of the Manager’s services to the Company and $33,622.50 on account of services of another attorney at FWB who assisted him with his duties. The Company also paid FWB $210.33 in expense reimbursement.

With respect to services rendered during the year ended December 31, 2001, FWB was paid $2,437 on account of the Manager’s services to the Company and $21,620 on account of services of another attorney at FWB who assisted him with his duties. The Company also paid FWB $158 in expense reimbursement.

With respect to services rendered during the year ended December 31, 2000, FWB was paid $1,395 on account of the Manager’s services to the Company and $25,163 on account of services of another attorney at FWB who assisted him with his duties. The Company also paid FWB $283 in expense reimbursement.

With respect to services rendered during the year ended December 31, 1999, FWB was paid $2,125 on account of the Manager’s services to the Company and $29,820 on account of services of another attorney at FWB who assisted him. The Company also paid $90 for the services of a paralegal at FWB and $260 in expense reimbursement.

With respect to services rendered from the Inception Date to December 31, 1997, FWB was paid $6,903 on account of the Manager’s services, $20,995 on account of the services of another attorney at FWB who assisted him, and $218 in expense reimbursement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the certificated ownership of the Company’s Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 2003.

Name and Address of Certificated Owner	Number of Class A Membership Units	Nature of Certificated Ownership	Percent
Swiss Bank Corporation	1,593,601	Sole Voting/Investment	15.9%
Citibank, N.A.	836,070	Sole Voting/Investment	8.4%
Loeb Partners Corporation	1,176,937	Sole Voting/Investment	11.7%
Caspian Capital Partners, LP	698,555	Sole Voting/Investment	6.9%
Contrarian Capital Advisors, L.L.C.	740,731	Sole Voting/Investment	7.41%
Morgens Waterfall Overseas Partners	653,314	Sole Voting/Investment	6.5%
Morgens, Waterfall, Vintiadis & Co., Inc., et al	1,024,939	Sole Voting/Investment	10.2%

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14—CONTROLS AND PROCEDURES

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

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

On November 14, 2003, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits

Exhibit Number	Description

2.1*	Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.

3.1*	EBS Pension, L.L.C. Certificate of Formation

3.2*	EBS Pension, L.L.C. Membership Agreement

32	Certifications

*	Incorporated by reference to the Company’s Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24713).

Exhibit Index

Exhibit Number	Description	Location

2.1*	Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.	Incorporated by reference

3.1*	EBS Litigation, L.L.C. Certificate of Formation	Incorporated by reference

3.2*	EBS Litigation, L.L.C. Membership Agreement	Incorporated by reference

32	Certifications	Filed herewith

*	Incorporated by reference to the Company’s Form 10 originally filed with the Securities and Exchange Commission on July 29, 1998 (SEC File No. 000-24711).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 30, 2004	EBS LITIGATION, L.L.C.

	By:	/s/ PETER N. WANG
Peter N. Wang Manager