Form 10-Q
period 2004-03-31
EBS LITIGATION LLC
filed 2004-05-14
CIK 1066463

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

At May 1, 2004 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS LITIGATION, L.L.C.

Statements of Operations

For the Three Month Periods

Ended March 31, 2004 and 2003

	2004 (unaudited)	2003 (unaudited)
Income
Interest	$1,139	$1,952
Defendant payment income	—	615,940

Total income	1,139	617,892

Expenses
Legal fees	23,741	4,253
Insurance	35,958	17,551
Transfer agent and settlement administration fees	4,000	9,500
Accounting fees	7,500	875
Manager fees	14,482	27,129
Other	70	—

Total expenses	85,751	59,308

Net (loss) income	$(84,612)	$558,581

Net (loss) income per unit - basic and diluted	$(0.008)	$0.056

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Balance Sheets

March 31, 2004 and December 31, 2003

	2004 (unaudited)	2003
Assets
Cash and cash equivalents
Available for general operations	$965,254	$1,103,644
Prepaid insurance	117	187
Interest receivable	384	428

Total assets	$965,755	$1,104,259

Liabilities
Accounts payable	$6,335	$85,612
Accrued expenses	136,229	110,844

Total liabilities	142,564	196,456

Commitments and Contingencies (Note 5)

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at March 31, 2004 and December 31, 2003 and 2002)	—	—
Retained earnings	823,191	907,803

Total members’ equity	823,191	907,803

Total liabilities and members’ equity	$965,755	$1,104,259

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

March 31, 2004 and December 31, 2003

	Class A Membership Units	Retained Earnings	Total
Balance, December 31, 2002	10,000,000	$647,643	$647,643
Net income	—	260,160	260,160

Balance, December 31, 2003	10,000,000	907,803	907,803
Net loss (unaudited)	—	(84,612)	(84,612)

Balance, March 31, 2004 (unaudited)	10,000,000	$823,191	$823,191

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Cash Flows

For the Three Months Ended

March 31, 2004 and 2003

	For the three months ended March 31,
	2004 (unaudited)	2003 (unaudited)
Cash flows from operating activities:
Net (loss) income	$(84,612)	$558,584
Reconciliation of net (loss) income to cash flows (used in) provided by operating activities
Decrease in prepaid insurance	70	17,551
(Increase) decrease in interest receivable	44	(169)
Decrease in accounts payable	(79,277)	(6,335)
Increase in accrued expenses	25,385	34,942

Cash flows (used in) provided by operating activities	(138,390)	604,573

Net (decrease) increase in cash and cash equivalents	(138,390)	604,573
Cash and cash equivalents at beginning of period	1,103,644	777,938

Cash and cash equivalents at end of period	$965,254	$1,382,511

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

March 31, 2004 and December 31, 2003

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2003 through December 31, 2003, January 1, 2003 through March 31, 2003 (unaudited) and January 1, 2004 to March 31, 2004 (unaudited).

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

March 31, 2004 and December 31, 2003

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

During 2002 and 2003, the Company did not make any distributions to holders of Class A Membership Units.

At March 31, 2004, the Company has no Class B Membership Units outstanding.

4.	Settlement Proceeds

On January 10, 2003, the Court approved a settlement with Trust Company of the West and its related entities in the amount of $615,940. The Company received payment on February 18, 2003. See Note 5 below with respect to settlement proceeds received after March 31, 2004.

There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

EBS Litigation, L.L.C.

Notes to Financial Statements

March 31, 2004 and December 31, 2003

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

The mediation process concluded with the parties reaching a proposed settlement. On January 29, 2004, Judge Robinson in the District Court approved the notice of settlement. The notice of pendency of the Defendant Class action settlement was mailed to the members of the Defendant Class on February 12, 2004. The hearing occurred on March 31, 2004.

The Company and EBS Pension were served on March 28, 2003, with a Fourth Party Complaint brought by the Third-Party Defendants, David B. Cooper, Jr., Julian I. Edison, Peter A. Edison, Jane Evans, Alan A. Sachs, Craig D. Schnuck, and Martin Sneider (collectively, the “Edison Directors”) in the matter of EBS Pension, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No. 98-547 SLR (Dist. Del) (the “Litigation”). Briefly, the Litigation brought by EBS Pension alleged that the Third Party Plaintiffs were liable for the return of D&B stock received by them as a distribution from Edison in 1995. The Third-Party Plaintiffs subsequently brought a Third-Party claim in the Litigation alleging that if the Third-Party Plaintiffs were found liable then the Edison Directors are liable to the Third-Party Plaintiffs for all or a part of the recovery. The Fourth Party Complaint brought by the Edison Directors alleges that if the Edison Directors are found liable in the Third Party claim, then pursuant to Section 5.1(f) of the Plan establishing the Indemnification Reserve, the Company and EBS Pension are liable to the Edison Directors for all costs and expenses the Edison Directors have incurred or will incur in connection with the Edison Director’s defense of the Third Party claim and with the prosecution of their Fourth Party Complaint.

Prior to the Litigation being filed, in February 2003, the District Court hearing the Litigation referred the matter to mediation before a magistrate judge. The mediation took place on March 28, 2003. The mediation involved all claims involved in the Litigation, as well as, the Fourth Party Complaint indemnification claims brought by the Edison Directors against the Company and EBS Pension pursuant to indemnification provisions in the Debtor’s Amended Joint Plan or Reorganization.

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. In accordance with the Order and Final Judgment members of the defendant class paid $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the Defendant Class, and the remaining 4.50 per share

EBS Litigation, L.L.C.

Notes to Financial Statements

March 31, 2004 and December 31, 2003

being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. To the Company’s knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement. On May 13, 2004, the Company received a wire of $2,490,570 in settlement proceeds from counsel for the defendant class. In accordance with the Order and Final Judgment, the Company will have a judgment in the amount of $5.00 per share against class members who have not already paid to settle claims, with $.50 per share being paid to the defendant class representatives in satisfaction of their defense expenses. The Company is in the process of determining what steps, if any, should be taken as to these remaining class members.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31,2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2003 through March 31, 2003 (unaudited), January 1, 2004 through March 31, 2004 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. During the three months ended March 31, 2003, the Company recognized additional defendant payment revenue in the amount $615,940. The Company did receive any defendant payment received during the three months ended March 31, 2004. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment income.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $7,000, $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the three month periods ended March 31, 2004 and 2003, the Company recognized approximately $1,139 and $1,952 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000, for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2004 and 2003, the Company had expenses of approximately $85,751 and $59,308, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

At December 31, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At March 31, 2004, the Company had cash and cash equivalents of approximately $965,254. During 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The Company made no distributions during the three month period ending March 31, 2004. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

The Company’s lawyers completed third-party discovery, including depositions of former officers and directors of Edison, and third-party discovery closed on March 31, 2000, pursuant to court order. On or about March 29, 2000, the Class Representatives (D&B Stock is held by approximately 2,500 different individuals and entities (the “Class”) The Class includes Barclays Global Investors, N.A., Greentree Partners, and Greenway Partners, which are referred to herein as the “Class Representatives.”) filed a third-party complaint against former directors of Edison (the “Edison Third-party Defendants”) and against the D&B Third-party Defendants (collectively with Edison Third Party Defendants, the “Third-party Defendants”). The complaint purports to allege claims for breach of fiduciary duties, aiding and abetting breaches of fiduciary duties, and for contribution or “subrogation.” Because these claims might have implicated the indemnification provisions described above, the claims were reviewed in detail by the Company’s lawyers, and found to be without substantial merit.

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

In September 2000, the Company filed a motion with the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”) to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. Section 1.4 of the Company’s Members Agreement limits the Company’s existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. Therefore, the Company’s existence was set to expire on September 26, 2000 unless extended by the Bankruptcy Court. In its motion, the Company argued that the Company’s members would be best served by permitting the Company to remain a going concern. The Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term.

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

Prior to the Litigation being filed, in February 2003, the District Court hearing the Litigation referred the matter to mediation before a magistrate judge. The mediation took place on March 28, 2003. The mediation involves all claims involved in the Litigation, as well as, the Fourth Party Complaint indemnification claims brought by the Edison Directors against the Company and EBS Pension pursuant to indemnification provisions in the Debtor’s Amended Joint Plan or Reorganization.

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining 4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement. On May 13, 2004, the Company received a wire of $2,490,570 in settlement proceeds from counsel for the defendant class. Pursuant to the Order and Final Judgment, the Company will have a judgment in the amount of $5.00 per share against class members who have not already paid to settle claims, with $.50 per share being paid to the defendant class representatives in satisfaction of their defense expenses. The Company is in the process of determining what steps, if any, should be taken as to these remaining class members.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Quarterly Results

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Total income for the three months ended March 31, 2004 and 2003, was $1,139 and $617,892, respectively. This decrease is due primarily to the decrease in defendant payment income while the Company pursued the settlement discussed above.

Total expenses increased for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, by $28,443 due primarily to an increase in legal fees associated with pursuing the settlement discussed above.

Item 4	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Reports on Form 8-K

On April 8, 2004, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for disclosure of the District Court of Delaware’s approval of the Settlement of claims in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, N.A., et al. C.A. No 98-547 SLR (Dist. Del.)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS LITIGATION, L.L.C.

/S/ PETER N. WANG

Peter N. Wang, Manager

Date: May 14, 2004