Form 10-Q
period 2004-06-30
EBS LITIGATION LLC
filed 2004-08-16
CIK 1066463

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At August 1, 2004 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS LITIGATION, L.L.C.

Statements of Operations

For the Three and Six Month Periods

Ended June 30, 2004 and 2003

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Interest	$2,732	$2,346	$3,871	$4,298
Defendant payment income	2,490,580	—	2,490,580	615,940

Total income	2,493,302	2,346	2,494,441	620,238

Expenses
Legal fees	75,447	85,163	99,188	89,366
Insurance	17,500	17,500	53,458	35,051
Transfer agent and settlement administration fees	4,000	11,000	8,000	20,500
Accounting fees	8,580	12,893	16,080	13,786
Manager fees	1,497	1,313	15,979	4,360
Other	2,205	4,360	2,275	4,360

Total expenses	109,229	132,229	194,980	191,487

Net (loss) income	$2,384,073	$(129,883)	$2,299,461	$428,751

Net (loss) income per unit - basic and diluted	$0.238	$(0.013)	$0.230	$0.043

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Balance Sheets

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents Available for general operations	$3,297,516	$1,103,644
Prepaid expenses	16,659	187
Interest receivable	1,462	428

Total assets	$3,315,637	$1,104,259

Liabilities
Accounts payable	$27,208	$85,612
Accrued expenses	81,165	110,844

Total liabilities	108,373	196,456

Commitments and Contingencies (Note 5)

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at June 30, 2004 and December 31, 2003)	—	—
Retained earnings	3,207,264	907,803

Total members’ equity	3,207,264	907,803

Total liabilities and members’ equity	$3,315,637	$1,104,259

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

June 30, 2004 and December 31, 2003

	Class A Membership Units	Retained Earnings	Total
Balance, December 31, 2002	10,000,000	$647,643	$647,643
Net income	—	260,160	260,160

Balance, December 31, 2003	10,000,000	907,803	907,803
Net income (unaudited)	—	2,299,461	2,299,461

Balance, June 30, 2004 (unaudited)	10,000,000	$3,207,264	$3,207,264

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Cash Flows

For the Six Months Ended

June 30, 2004 and 2003

	For the six months ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,299,461	$428,701
Reconciliation of net (loss) income to cash flows (used in) provided by operating activities
(Increase) decrease in prepaid insurance	(16,472)	35,102
(Decrease) increase in interest receivable	(1,034)	(21)
(Decrease) increase in accounts payable	(58,404)	80,971
(Decrease) increase in accrued expenses	(29,679)	11,470

Cash flows from operations	2,193,872	556,223

Net increase in cash and cash equivalents	2,193,872	556,223

Cash and cash equivalents at beginning of period	1,103,644	777,938

Cash and cash equivalents at end of period	$3,297,516	$1,334,161

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

June 30, 2004 and December 31, 2003

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2003 through December 31, 2003, January 1, 2003 through June 30, 2003 (unaudited), January 1, 2004 through June 30, 2004 (unaudited), April 1, 2003 through June 30, 2003 (unaudited), and April 1, 2004 through June 30, 2004 (unaudited).

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

June 30, 2004 and December 31, 2003

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

Also during 1998, certain Class A Membership Unit holders returned 278 Class A Membership Units to Edison as such Membership Units had been distributed in error. The distribution proceeds relating to these returned Membership Units are included in retained earnings and were made available for future distributions to holders of Class A Membership Units. At December 31, 1999, Edison had no Class B Membership Units outstanding.

On February 1, 1999, the Company distributed the $0.8 million of reserved amounts of D&B Spinoff Settlement Proceeds (as defined in the Plan) to the holders of the Class A Membership Units that were distributed in November and December 1998. This represents the entire amount of funds reserved for future holders of Class A Membership Units.

During 2003 and the first and second quarters of 2004, the Company did not make any distributions to holders of Class A Membership units.

At June 30, 2004, the Company has no Class B membership units outstanding.

4.	Settlement Proceeds

On January 10, 2003, the Court approved a settlement with Trust Company of the West and its related entities in the amount of $615,940. The Company received payment on February 18, 2003.

On March 31, 2004, the Court approved a settlement of all claims in the matter of EBS Litigation, L.L.C. V. Barclays Global Investors, et.al. As a result of this settlement, the Company received proceeds in the

EBS Litigation, L.L.C.

Notes to Financial Statements

June 30, 2004 and December 31, 2003

amount of $2,490,570 on May 13, 2004. There can be no assurances that other members of the class will settle, what the terms of any other potential settlements may be or that the Company will recover any amounts on the judgement against class members who have not already paid.

5.	Commitments and Contingencies

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, et. al (“the case”). The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against Barclays Global Investors, et. al. (“the defendant class”). The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims resulting from the case. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster’s share received in the dividend, with $0.50 per share going to defray the litigation costs and fees incurred by the class representatives (Barclays Global Investors, N.A., Greenway Partners, L.P., and Greentree Partners, L.P.) of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1,800,000. To the Company’s knowledge, the contingencies have been met and no members of the defendant class have opted out of the settlement. On May 13, 2004, the Company received a wire of $2,490,570 in settlement proceeds from counsel for the defendant class. Pursuant to the Order and Final Judgment, the Company will have a judgment in the amount of $5.00 per share against class members who have not already paid to settle claims, with $0.50 per share being paid to the defendant class representatives in satisfaction of their defense expenses. The Company is in the process of determining what steps, if any, should be taken as to these remaining class members.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31,2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2003 through June 30, 2003 (unaudited), January 1, 2004 through June 30, 2004 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. The Company did not receive any defendant payment revenue during the three months ended June 30, 2003. During the three months ended June 30, 2004, the Company recognized additional defendant payment revenue in the amount of $2,490,570. For the six month periods ended June 30, 2003 and 2004, the Company received defendant payment revenue of $615,940 and $2,490,570, respectively. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment income.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $7,000, $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the three month periods ended June 30, 2004 and 2003, the Company recognized approximately $2,732 and $2,346 of interest income, respectively. During the six month periods ended June 30, 2004 and 2003, the Company recognized approximately $3,871 and $4,298 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000, for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the three month periods ended June 30, 2004 and 2003, the Company had expenses of approximately $109,229 and $132,229, respectively. During the six month periods ended June 30, 2004 and 2003, the Company had expenses of approximately $194,980 and $191,487, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

At December 31, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At June 30, 2004, the Company had cash and cash equivalents of approximately $3,297,516. During 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The Company made no distributions during the three and six month periods ending June 30, 2004. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

On January 22 and 23, 2002, the D&B Spinoff Litigation was tried before Judge Robinson in the United States District Court for the district of Delaware. The Company is evaluating the options and costs associated with pursuing further recoveries from the D&B Spinoff Litigation.

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

On April 10, 2003, the Bankruptcy Court approved a settlement with another member of the Class in the amount of $615,940. The Company received payment on February 18, 2003.

In February 2003, the District Court referred the D&B Spinoff Litigation to mediation before a magistrate judge. Mediation began on March 28, 2003. The mediation involved all claims: the Company’s claim against the Class, the Class’s third party claims against the Third-party Defendants, as well as the fourth party indemnification claims brought by the D&B Third-party Defendants against the Company.

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

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the Class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the defendant class have opted out of the settlement. On May 13, 2004, the Company received a wire of $2,490,570 in settlement proceeds from counsel for the defendant class. Pursuant to the Order and Final Judgment, the Company will have a judgment in the amount of $5.00 per share against Class members who have not already paid to settle claims, with $.50 per share being paid to the defendant class representatives in satisfaction of their defense expenses. The Company is in the process of determining what steps, if any, should be taken as to these remaining Class members. In June and July 2002, the Company settled with two members of the Class. As a result of the settlements the Company collected approximately $210,626. There can be no assurances that other members of the class will settle, what the terms of any other potential settlements may be or that the Company will recover any amounts on the judgement against class members who have not already paid.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Quarterly Results

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Total income for the six months ended June 30, 2004 and 2003, was $2,494,441 and $620,238, respectively. This increase is due primarily to the increase in defendant payment income while the Company pursued the settlement discussed above.

Total expenses increased for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, by $3,493 due primarily to an increase in legal fees associated with pursuing the settlement discussed above and an increase in accounting fees.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Reports on Form 8-K

On August 6, 2004, the Company filed a current report on Form 8-K under Item 5 (Other Events and Regulation FD Disclosure) providing for disclosure of the combination of the law firms of Friedman, Wang & Bleiberg, P.C. and Foley & Lardner LLP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS LITIGATION, L.L.C.

/S/ PETER N. WANG
Peter N. Wang, Manager

Date: August 13 , 2004