Form 10-Q
period 2004-09-30
EBS LITIGATION LLC
filed 2004-11-15
CIK 1066463

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At October 1, 2004 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS LITIGATION, L.L.C.

Statements of Operations

For the Three and Nine Month Periods

Ended September 30, 2004 and 2003

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Defendant payment revenue	$161,370	$—	$2,651,940	$615,940
Interest	6,885	1,556	10,755	5,853

Total income	168,255	1,556	2,662,695	621,793

Expenses
Legal fees	7,406	1,505	106,594	94,109
Accounting fees	7,500	2,111	23,580	12,691
Insurance	17,500	17,500	70,958	52,500
Transfer agent and settlement administration fees	4,000	6,164	12,000	26,663
Manager fees	13,205	4,618	29,184	33,060
Other	3,121	3,186	5,395	7,597

Total expenses	52,732	35,084	247,711	226,620

Net income (loss)	$115,523	$(33,528)	$2,414,984	$395,173

Net income (loss) per unit - basic and diluted	$0.012	$(0.003)	$0.240	$0.039

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Balance Sheets

September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$3,386,873	$1,103,644
Prepaid expenses	257	187
Interest receivable	2,644	428

Total assets	$3,389,774	$1,104,259

Liabilities
Accounts payable	$—	$85,612
Accrued expenses	66,987	110,844

Total liabilities	66,987	196,456

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at September 30, 2004 and December 31, 2003)	—	—
Retained earnings	3,322,787	907,803

Total members’ equity	3,322,787	907,803

Total liabilities and members’ equity	$3,389,774	$1,104,259

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

September 30, 2004 and December 31, 2003

	Class A Membership Units	Retained Earnings	Total
Balance, December 31, 2002	10,000,000	$647,643	$647,643
Net income	—	260,160	260,160

Balance, December 31, 2003	10,000,000	907,803	907,803
Net income (unaudited)	—	2,414,984	2,414,984

Balance, September 30, 2004 (unaudited)	10,000,000	$3,322,787	$3,322,787

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Cash Flows

For the Nine Months Ended

September 30, 2004 and 2003

	For the nine months ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$2,414,984	$395,173
Reconciliation of net income to cash flows provided by (used in) operating activities
(Increase) decrease in prepaid insurance	(70)	51,407
Increase in interest receivable	(2,216)	273
(Decrease) increase in accounts payable	(85,612)	(1,820)
(Decrease) increase in accrued expenses	(43,857)	(85,956)

Cash flows from operations	2,283,229	359,077

Net increase in cash and cash equivalents	2,283,229	359,077

Cash and cash equivalents at beginning of period	1,103,644	777,938

Cash and cash equivalents at end of period	$3,386,873	$1,137,015

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

September 30, 2004 and December 31, 2003

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

Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years, subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term. In September 2002 and September 2004, the Company filed motions with the Bankruptcy Court to reopen the Edison bankruptcy case for the limited purpose of extending the term of the Company. The Court approved the motions at the time each was made, extending the existence of the company for two additional two-year terms.

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2003 through December 31, 2003, January 1, 2003 through September 30, 2003 (unaudited), January 1, 2004 through September 30, 2004 (unaudited), July 1, 2003 through September 30, 2003 (unaudited), and July 1, 2004 through September 30, 2004 (unaudited).

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

EBS Litigation, L.L.C.

Notes to Financial Statements

September 30, 2004 and December 31, 2003

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

At September 30, 2004, the Company has no Class B membership units outstanding.

4.	Settlement Proceeds

On January 10, 2003, the Court approved a settlement with Trust Company of the West and its related entities in the amount of $615,940. The Company received payment on February 18, 2003.

On March 31, 2004, the Court approved a settlement of all claims in the matter of EBS Litigation, L.L.C. V. Barclays Global Investors, et.al. As a result of this settlement, the Company received proceeds in the amount of $2,490,570 on May 13, 2004.

EBS Litigation, L.L.C.

Notes to Financial Statements

September 30, 2004 and December 31, 2003

There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be or that the Company will recover any amounts on the judgement against class members who have not already paid.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31,2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2003 through September 30, 2003 (unaudited), January 1, 2004 through September 30, 2004 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report and Form 10-K for the year ended December 31, 2003. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. The Company did not receive any defendant payment revenue during the three months ended September 30, 2003. During the three months ended September 30, 2004, the Company recognized additional defendant payment revenue in the amount of $161,370. For the nine month periods ended September 30, 2004 and 2003, the Company received defendant payment revenue of $2,651,940 and $615,940, respectively. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment income.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $7,000, $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the three month periods ended September 30, 2004 and 2003, the Company recognized approximately $6,885 and $1,556 of interest income, respectively. During the nine month periods ended September 30, 2004 and 2003, the Company recognized approximately $10,755 and $5,853 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000, for the years ended December 31, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the three month periods ended September 30, 2004 and 2003, the Company had expenses of approximately $52,732 and $35,084, respectively. During the nine month periods ended September 30, 2004 and 2003, the Company had expenses of approximately $247,711 and $226,620, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

At December 31, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At September 30, 2004, the Company had cash and cash equivalents of approximately $3,386,873. During 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The Company made no distributions during the three and six month periods ending June 30, 2004. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the Class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the defendant class have opted out of the settlement. On May 13, 2004, the Company received a wire of $2,490,570 in settlement proceeds from counsel for the defendant class. Pursuant to the Order and Final Judgment, the Company will have a judgment in the amount of $5.00 per share against Class members who have not already paid to settle claims, with $.50 per share being paid to the defendant class representatives in satisfaction of their defense expenses. The Company is in the process of determining what steps, if any, should be taken as to these remaining Class members. There can be no assurances that the Company will recover any amounts on the judgement against class members who have not already paid.

In September 2004, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. As mentioned above, Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2004, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

Quarterly Results

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Total income for the three months ended September 30, 2004 and 2003, was $168,255 and $1,556, respectively. This increase is due primarily to the increase in defendant payment income while the Company pursued the settlement discussed above.

Total expenses increased for the three months ended September 30, 2004, as compared to the six months ended September 30, 2003, by $17,648 due primarily to an increase in legal fees associated with pursuing the settlement discussed above and an increase in accounting fees.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Total income for the nine months ended September 30, 2004 and 2003, was $2,662,695 and $621,793, respectively. This increase is due primarily to the increase in defendant payment income while the Company pursued the settlement discussed above.

Total expenses increased for the nine months ended September 30, 2004, as compared to the six months ended September 30, 2003, by $21,091 due primarily to an increase in legal fees associated with pursuing the settlement discussed above, an increase in insurance costs and an increase in accounting fees.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the D&B Spinoff Litigation referenced elsewhere herein, the Company is not involved in any legal proceedings.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits		Description
2.1	*	Amended Joint Plan of Reorganization of Edison Brothers Stores, Inc.

3.1	*	EBS Litigation, L.L.C. Certificate of Formation

3.2	*	EBS Litigation, L.L.C. Membership Agreement

31		Certifications

*	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 10 originally filed with the SEC on July 29, 1998 (SEC File No. 000-24711).

(b) Reports on Form 8-K

On November 15, 2004, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS LITIGATION, L.L.C.

/S/ PETER N. WANG Peter N. Wang, Manager

Date: November 15, 2004