Form 10-K
period 2004-12-31
EBS LITIGATION LLC
filed 2005-03-24
CIK 1066463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission file number 000-24711

EBS LITIGATION, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	13-3989964
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

c/o Foley & Lardner LLP

90 Park Avenue

New York, New York 10016

Attn: Peter N. Wang

(Address of principal executive offices)

Registrant’s telephone number, including area code (212) 682-7474

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Membership Units

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

There is no aggregate market value of the registrant’s Class A Membership Units held by nonaffiliates of the registrant as of December 31, 2004. Book value of the registrant’s Class A Membership Units as of December 31, 2004 was approximately $3.2 million.

There were 10,000,000 Class A Membership Units outstanding as of March 15, 2005.

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

The Company was established pursuant to the Plan and the EBS Litigation, L.L.C. Members Agreement (the “Members Agreement”). Pursuant to the Plan, each holder of an Allowed General Unsecured Claim (as defined in the Plan) against Edison was entitled to receive a distribution on account of such claim which included, among other consideration, the holder’s pro rata share of the Company’s Class A Membership Units in the Company. The initial distribution date under the Plan occurred on or about December 12, 1997 (the “Initial Distribution Date”). Accordingly, in late December of 1997, holders of Allowed General Unsecured Claims began receiving membership certificates evidencing their ownership of Class A Membership Units in the Company. As of December 31, 1999, 2000, 2001, 2002, 2003 and 2004 there were 10,000,000 Class A Membership Units and no Class B Membership Units of the Company issued and outstanding.

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

Administration and the Manager

The Company has no employees. The affairs of the Company are managed by the Manager. The Manager of the Company, as duly designated by the Creditors’ Committee, is Peter N. Wang (in such capacity, the “Manager”). The principal office of the Company is maintained at the office of the Manager, which is the law office of Foley & Lardner LLP (“Foley & Lardner”), 90 Park Avenue, New York, New York 10016. The telephone number is (212) 682-7474.

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

Term of the Company; Dissolution

The Company’s existence was originally scheduled to terminate (unless dissolved earlier) on September 26, 2000 (the third anniversary of the Effective Date). However, the Manager (with the approval of Bankruptcy Court) extended the Company’s existence until September 2002. In September 2002, the Manager (with the approval of the Bankruptcy Court) extended the Company’s existence until September 2004. In September 2004, the Manager (with the approval of the Bankruptcy Court) once again extended the term of the Company’s existence, until September 2006. If the Company’s Assets have not been fully liquidated and distributed or all Disputed General Unsecured Claims (as defined in the Plan) have not been resolved then the Company’s existence may be extended for another two year period. The Company may also be earlier dissolved because of an adjudication of the Bankruptcy Court or because of the unanimous written consent of all Members. In the event of the Company’s dissolution, following the payment of, or provision for, all debts and liabilities of the Company and all expenses of liquidation, and subject to the right of the Liquidating Agent (as defined in the Members Agreement) to set up reasonable cash reserves for any contingent or unforeseen liabilities or obligations of the Company, all assets of the Company (or the proceeds thereof) will be distributed to holders of Class A Membership Units in accordance with their respective Capital Account (as defined in the Members Agreement) balances. No Member will have any recourse against Edison or any other Member for any distributions with respect to such Member’s Capital Account balances.

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

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the Class in excess of $1.8 million dollars. To the Company’s knowledge, the contingencies have been met and no members of the defendant class have opted out of the settlement. On May 13, 2004, the Company received a wire of $2,490,570 in settlement proceeds from counsel for the defendant class. Additional proceeds of $161,370 related to this settlement were received on August 27, 2004. Pursuant to the Order and Final Judgment, the Company will have a judgment in the amount of $5.00 per share against Class members who have not already paid to settle claims, with $.50 per share being paid to the defendant class representatives in satisfaction of their defense expenses. The Company is in the process of determining what steps, if any, should be taken as to these remaining Class members. There can be no assurances that the Company will recover any amounts on the judgement against class members who have not already paid.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to holders of Membership Units for vote during the fiscal year ended December 31, 2004.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company’s Class A Membership Units. As of December 31, 2004, there were 2,060 certificated holders of record of the Class A Membership Units. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management” for more information.

ITEM 6—SELECTED FINANCIAL DATA

The following summary operating and balance sheet data sets forth selected financial information of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997 since the Inception Date. The selected financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 has been derived from the Company’s financial statements, which were audited by Rubin, Brown, Gornstein & Co., LLP. The following information should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented below.

	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999		Year ended December 31, 1998		Period ended December 31, 1997(1)
Operating Statement Data:
Defendant payment revenue	2,651,940	615,940	210,626	—	$3,708	—		$4,981,595		$9,991,975

Interest income	21,616	7,131	12,901	50,741	98,160	92,376		388,168		106,048

Expenses	337,939	362,911	691,305	442,495	488,762	298,707		671,438		175,587

Net (loss) income	2,335,617	260,160	(467,778)	(391,754)	(386,894)	(206,331)		4,698,325		9,922,436

Distribution per Class A Membership Unit	—	—	—	—	—	1.49	(3)	1.45	(2)	—

Balance Sheet Data (at period end):
Total assets	3,324,735	1,104,259	830,308	1,263,294	1,610,146	1,996,483		$3,049,682		$12,069,695

Accrued expenses	80,822	110,844	169,763	147,873	102,971	102,414		161,560		147,259

Members’ equity	3,243,420	907,803	647,643	1,115,421	1,507,175	1,894,069		2,888,122		11,922,436

(1)	The Company’s inception date was September 25, 1997.

(2)	This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. The following includes a detailed discussion of the distributions made during the year. During April 1998, the Company distributed approximately $7.0 million to the holders of 9,342,874 Class A Membership Units that were outstanding at the date of distribution. During June 1998, the Company distributed approximately $0.1 million to holders of the 127,507 Class A Membership Units that were distributed in June 1998. During October 1998, the Company distributed approximately $6.6 million to the 9,470,381 holders of Class A Membership Units.

(3)	This represents an average distribution made per Class A Membership Unit during the year. Actual distributions to Class A Membership Unit holders may differ. During February 1999, the company distributed approximately $0.8 million to holders of the 86,871 and 442,748 Class A Membership Units that were distributed in November and December 1998, respectively.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and the results of operations of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the period ended December 31, 1997, and of certain factors that may affect the Company’s prospective financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein. This discussion contains certain forward-looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997 and approximately $5.0 million in the twelve month period ended December 31, 1998. For the year ended December 31, 1999, the Company did not receive any proceeds. For the year ended December 31, 2000, the Company received approximately $3,700. For the year ended December 31, 2001, the Company did not receive any proceeds. For the year ended December 31, 2002, the Company received approximately $211,000. For the year ended December 31, 2003, the Company received approximately $616,000. For the year ended December 31, 2004, the Company received approximately $2.7 million. The Company expects to recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment revenue.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997, the Company recognized approximately $22,000, $7,000, $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Transfer Agent, the Manager, and the Company’s lawyers, accountants and auditors and insurance expenses. The Company had expenses of approximately $338,000, $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000 for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and the period ended December 31, 1997, respectively. The Company’s expenses decreased during fiscal year 2004 due primarily to a decrease in Transfer Agent and settlement administration fees, accounting fees and management fees. These expenses are expected to fluctuate in future periods primarily based on the activity in any period in the D&B Spinoff Litigation.

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

At December 31, 2004, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $3.3 million, $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. During 2004, 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

The Company is classified as a partnership for federal income tax purposes and, therefore, does not pay taxes. Instead, the Members pay taxes on their proportionate share of the Company’s income.

ITEM 8—FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members

EBS Litigation, L.L.C.

St. Louis, Missouri

We have audited the accompanying balance sheets of EBS Litigation, L.L.C., a limited liability company, as of December 31, 2004 and 2003, and the related statements of operations, changes in members’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of EBS Litigation, L.L.C. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rubin, Brown, Gornstein & Co., LLP
Rubin, Brown, Gornstein & Co., LLP

March 1, 2005

St. Louis, Missouri

EBS Litigation, L.L.C.

Statements of Operations

For the Years Ended December 31, 2004, 2003 and 2002

	For the years ended December 31,
	2004	2003	2002
Income:
Interest	$21,616	$7,131	$12,901
Defendant payment revenue	2,651,940	615,940	210,626

Total income	$2,673,556	$623,071	$223,527

Expenses:
Legal fees	$134,897	$172,107	$501,412
Insurance	88,199	51,528	69,869
Transfer agent and settlement administration fees	16,001	26,663	40,013
Accounting fees	59,580	45,938	40,959
Manager fees	32,712	61,302	35,175
Other	6,550	5,373	3,877

Total expenses	337,939	362,911	691,305

Net income (loss)	$2,335,617	$260,160	$(467,778)

Net income (loss) per unit – basic and diluted	$0.234	$0.026	$(0.047)

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Balance Sheets

December 31, 2004 and 2003

	December 31,
	2004	2003
Assets
Cash and cash equivalents
Available for general operations	$3,320,404	$1,103,644
Prepaid insurance	187	187
Interest receivable	4,144	428

Total assets	$3,324,735	$1,104,259

Liabilities
Accounts payable	$493	$85,612
Accrued expenses	80,822	110,844

Total liabilities	81,315	196,456

Commitments and Contingencies (Note 5)

Members’ equity:
Membership Units (Class A – 10,000,000 authorized, issued and outstanding at December 31, 2004 and 2003)	—	—
Retained earnings	3,243,420	907,803

Total members’ equity	3,243,420	907,803

Total liabilities and members’ equity	$3,324,735	$1,104,259

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Changes in Members’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

	Class A Membership Units	Retained Earnings	Total
Balance, December 31, 2001	10,000,000	$1,115,421	$1,115,421
Net loss	—	(467,778)	(467,778)

Balance, December 31, 2002	10,000,000	$647,643	$647,643
Net income	—	260,160	260,160

Balance, December 31, 2003	10,000,000	$907,803	$907,803
Net income	—	2,335,617	2,335,617

Balance, December 31, 2004	10,000,000	$3,243,420	$3,243,420

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,335,617	$260,160	$(467,778)
Reconciliation of net income (loss) to cash flows provided by (used in) operating activities:
Decrease (increase) in prepaid insurance	—	51,477	(267)
(Increase) decrease in interest receivable	(3,716)	278	1,378
(Decrease) increase in accounts payable	(85,119)	72,710	12,902
(Decrease) increase in accrued expenses	(30,022)	(58,919)	21,890

Cash flows provided by (used in) operating activities	2,216,760	325,706	(431,875)
Net increase (decrease) in cash and cash equivalents	2,216,760	325,706	(431,875)
Cash and cash equivalents at beginning of period	1,103,644	777,938	1,209,813

Cash and cash equivalents at end of period	$3,320,404	$1,103,644	$777,938

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

December 31, 2004 and 2003

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

Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years, subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000, and once again in September 2002, the Bankruptcy Court granted the Company’s motions to extend the existence of the Company for additional two-year terms. In September 2004, the Company filed a motion with the Bankruptcy Court to reopen the Edison bankruptcy case for the limited purpose of extending the term of the Company. The Court approved the motion at that time, extending the existence of the company for an additional two-year term.

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

Basis of Presentation

These financial statements include the accounts of the Company for the years ended December 31, 2004, 2003 and 2002.

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

December 31, 2004 and 2003

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

During 2003 and 2004, the Company did not make any distributions to holders of Class A Membership units.

At December 31, 2004, the Company had no Class B membership units outstanding.

4.	Settlement Proceeds

On January 10, 2003, the Court approved a settlement with Trust Company of the West and its related entities in the amount of $615,940. The Company received payment on February 18, 2003.

EBS Litigation, L.L.C.

Notes to Financial Statements

December 31, 2004 and 2003

On March 31, 2004, the Court approved a settlement of all claims in the matter of EBS Litigation, L.L.C. V. Barclays Global Investors, et. al. As a result of this settlement, the Company received proceeds in the amount of $2,490,570 on May 13, 2004. Additional proceeds of $161,370 related to this settlement were received on August 27, 2004.

There can be no assurances that other members of the Class will settle or what the terms of any other potential settlements may be.

5.	Commitments and Contingencies

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, et. al (“the case”). The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against Barclays Global Investors, et. al. (“the defendant class”). The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims resulting from the case. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster’s share received in the dividend, with $0.50 per share going to defray the litigation costs and fees incurred by the class representatives (Barclays Global Investors, N.A., Greenway Partners, L.P., and Greentree Partners, L.P.) of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1,800,000. To the Company’s knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement. On May 13, 2004, the Company received a wire of $2,490,570 in settlement proceeds from counsel for the defendant class. Additional proceeds of $161,370 related to this settlement were received on August 27, 2004. Pursuant to the Order and Final Judgment, the Company will have a judgment in the amount of $5.00 per share against class members who have not already paid to settle claims, with $0.50 per share being paid to the defendant class representatives in satisfaction of their defense expenses. The Company is in the process of determining what steps, if any, should be taken as to these remaining class members.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has no directors and the Manager, Peter N. Wang, acts as the Company’s sole executive officer. Mr. Wang is 55 years old and was a shareholder and officer of the law firm of Friedman, Wang & Bleiberg, P.C. (“FWB”) for 23 years. In July 2004, when FWB combined with Foley & Lardner, Mr. Wang became a partner in Foley & Lardner. The Manager may resign at any time or be removed by the holders (the “Requisite Holders”) of 65% or more of the outstanding Class A Membership Units (excluding such holders against whom the Company holds Unresolved Avoidance Claims), with or without cause, at any time, such resignation or removal to be effective upon the appointment of a successor Manager. In the event of the death, resignation, incompetency or removal of the Manager, the Requisite Holders may appoint a successor Manager that is not affiliated with Edison. If such appointment does not occur within 90 days, the Manager or the Manager’s representative may petition the Bankruptcy Court for the appointment of a successor Trustee.

ITEM 11—EXECUTIVE COMPENSATION

The Members Agreement provides that Foley & Lardner will receive compensation for the Manager’s services to the Company at the standard hourly rates charged for the Manager’s services and the services of other persons at Foley & Lardner who may assist him with his duties. The Company is also obligated to reimburse Foley & Lardner for reasonable expenses incurred by the Manager and others at Foley & Lardner in connection with the performance of the Manager’s duties to the Company.

With respect to services rendered during the year ended December 31, 2004, Foley & Lardner was paid $825.00 on account of the Manager’s services to the Company and $44,553.34 on account of services of another attorney at Foley & Lardner who assisted him with his duties. The Company also paid Foley & Lardner $155.84 in expense reimbursement.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the certificated ownership of the Company’s Class A Membership Units of persons owning more than five percent of the outstanding Class A Membership Units as of December 31, 2004.

Name and Address of Certificated Owner	Number of Class A Membership Units	Nature of Certificated Ownership	Percent
Swiss Bank Corporation	1,593,601	Sole Voting/Investment	15.9%
Citibank, N.A.	836,070	Sole Voting/Investment	8.4%
Loeb Partners Corporation	1,176,937	Sole Voting/Investment	11.7%
Caspian Capital Partners, LP	698,555	Sole Voting/Investment	6.9%
Contrarian Capital Advisors, L.L.C.	740,731	Sole Voting/Investment	7.41%
Morgens Waterfall Overseas Partners	653,314	Sole Voting/Investment	6.5%
Morgens, Waterfall, Vintiadis & Co., Inc., et al.	1,024,939	Sole Voting/Investment	10.2%

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14—CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Within the 90-day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2004 and 2003

Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Statements of Changes in Members’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

2.	Financial Statement Schedules:

All schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the financial statements and notes thereto.

(b)	Reports on Form 8-K.

On March 24, 2005, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated March 24, 2005	EBS LITIGATION, L.L.C.

	By:	/S/ PETER N. WANG
Peter N. Wang
Manager