Form 10-Q
period 2005-03-31
EBS LITIGATION LLC
filed 2005-05-16
CIK 1066463

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At May 13, 2005 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EBS LITIGATION, L.L.C.

Statements of Operations

For the Three Month Periods

Ended March 31, 2005 and 2004

	2005	2004
	(unaudited)	(unaudited)
Income
Interest	$14,832	$1,139
Defendant payment income	1,955	—

Total income	16,787	1,139

Expenses
Legal fees	4,518	23,741
Insurance	11,060	35,958
Transfer agent and settlement administration fees	4,000	4,000
Accounting fees	7,500	7,500
Manager fees	7,918	14,482
Other	1,605	70

Total expenses	36,601	85,751

Net loss	$19,814	$84,612

Net loss per unit - basic and diluted	$0.002	$0.008

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Balance Sheets

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$3,320,808	$3,320,404
Prepaid expenses	117	187
Interest receivable	5,649	4,144

Total assets	$3,326,574	$3,324,735

Liabilities
Accounts payable	$—	$493
Accrued expenses	102,968	80,822

Total liabilities	102,968	81,315

Commitments and Contingencies (Note 4)
Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at March 31, 2005 and December 31, 2004)	—	—
Retained earnings	3,223,606	3,243,420

Total members’ equity	3,223,606	3,243,420

Total liabilities and members’ equity	$3,326,574	$3,324,735

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

March 31, 2005 and December 31, 2004

	Class A Membership Units	Retained Earnings	Total
Balance, December 31, 2002	10,000,000	$647,643	$647,643
Net income	—	260,160	260,160

Balance, December 31, 2003	10,000,000	907,803	907,803
Net income	—	2,335,617	2,335,617

Balance, December 31, 2004	10,000,000	3,243,420	3,243,420
Net loss (unaudited)	—	(19,814)	(19,814)

Balance, March 31, 2005 (unaudited)	10,000,000	$3,223,606	$3,223,606

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Cash Flows

For the Three Months Ended

March 31, 2005 and 2004

	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$19,814	$84,612
Reconciliation of net loss to cash flows (used in) provided by operating activities
Decrease in prepaid expenses	70	70
(Increase) decrease in interest receivable	(1,505)	44
Decrease in accounts payable	(493)	(79,277)
Increase in accrued expenses	22,146	25,385

Cash flows provided (used in) by operating activities	404	(138,390)

Net increase (decrease) in cash and cash equivalents	404	(138,390)
Cash and cash equivalents at beginning of period	3,320,404	1,103,644

Cash and cash equivalents at end of period	$3,320,808	$965,254

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

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

Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years, subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2000 and once again in September 2002, the Bankruptcy Court granted the Company’s motions to extend the existence of the Company for additional two-year terms. In September 2004, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison for the limited purpose of extending the term of the Company. The Court approved the motion at that time, extending the existence of the Company for an additional two-year term.

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

The Company’s cash and cash equivalents represent the sum of the aggregate Dave & Buster’s, Inc. Spinoff Settlement Proceeds and the L.L.C. Funding Amount. These funds will be used for general operations. Any amounts not used in general operations will be made available for future distributions to holders of Class A Membership Unitholders.

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

March 31, 2005 and December 31, 2004

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

During 2004 and the first quarter of 2005, the Company did not make any distributions to holders of Class A Membership Units.

At March 31, 2005, the Company had no Class B Membership Units outstanding.

The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the three months ended March 31, 2005 (unaudited)	For the three months ended March 31, 2004 (unaudited)
Numerator:
Net (loss) income - basic and diluted	$(16,477)	$230,156

Denominator:
Weighted-average units outstanding - basic	10,000,000	10,000,000
Effect of potentially dilutive units	—	—

Units outstanding - diluted	10,000,000	10,000,000

Basic and diluted (loss) income per unit	$(0.00)	$0.02

4.	Commitments and Contingencies

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

EBS Litigation, L.L.C.

Notes to Financial Statements

March 31, 2005 and December 31, 2004

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

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2004 through March 31, 2004 (unaudited), January 1, 2005 through March 31, 2005 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. For the year ended December 31, 2003, the Company received defendant payment revenue of $615,940. For the year ended December 31, 2004, the Company received approximately $2.7 million in defendant payment revenue. During the three months ended March 31, 2005, the Company received defendant payment revenue of $1,955. The Company received no defendant payment income for the three months ended March 31, 2004. The Company may recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment income.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $22,000, $7,000, $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the three month periods ended March 31, 2005 and 2004, the Company recognized approximately $14,832 and $1,139 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future,

(3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $338,000, $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000, for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2005 and 2004, the Company had expenses of approximately $36,601 and $85,751, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

At December 31, 2004, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $3.3 million, $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At March 31, 2005, the Company had cash and cash equivalents of approximately $3,326,574. During 2004, 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The Company made no distributions during the three month periods ending March 31, 2005 and 2004. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

In July 2000, the Class Representatives also filed a Motion to Amend the Order Certifying the Defendant Class (“Motion to Amend”). In this Motion to Amend, the Class Representatives seek to add absent Class members as named Class representatives. The Company opposed this Motion to Amend on the grounds that: (i) the Class Representatives should not have been represented by Class Counsel in the Motion to Amend against absent Class members; (ii) there was no showing of need to add named Class representatives; and (iii) the adding of certain absent Class members as named Class representatives could create unnecessary conflicts for the Company’s lawyers to the substantial prejudice of the Company. Two of the proposed named Class representatives, Mellon Bank and Boston Safe Deposit, related entities, filed substantive objections to the Motion to Amend on similar grounds. On August 21, 2000, the Court heard argument on the issues presented by the Motion to Amend and took the matter under advisement. The parties thereafter agreed that additional named Class Representatives may be added. The Court granted that motion on November 11, 2001.

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

On January 22, and 23, 2002, the D & B Spinoff Litigation was tried before Judge Robinson in the United States District Court for the District of Delaware.

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

Quarterly Results

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Total income for the three months ended March 31, 2005 and 2004, was $16,787 and $1,139, respectively. This increase is due primarily to the increase in interest income.

Total expenses decreased for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, by $49,150 due primarily to decreases in legal fees, insurance costs and manager fees.

Item 4.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

Date: May 16, 2005