Form 10-Q
period 2005-06-30
EBS LITIGATION LLC
filed 2005-08-15
CIK 1066463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At August 1, 2005 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS LITIGATION, L.L.C.

Statements of Operations

For the Three and Six Month Periods

Ended June 30, 2005 and 2004

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Interest	$18,607	$2,732	$33,439	$3,871
Defendant payment income	10,000	2,490,570	11,955	2,490,570

Total income	28,607	2,493,302	45,394	2,494,441

Expenses
Legal fees	4,000	75,447	8,518	99,188
Insurance	19,702	17,500	30,762	53,458
Transfer agent and settlement administration fees	1,000	4,000	5,000	8,000
Accounting fees	7,500	8,580	15,000	16,080
Manager fees	14,786	1,497	22,704	15,979
Other	1,570	2,205	3,175	2,275

Total expenses	48,558	109,229	85,159	194,980

Net (loss) income	$(19,951)	$2,384,073	$(39,765)	$2,299,461

Net (loss) income per unit - basic and diluted	$(0.002)	$0.238	$(0.004)	$0.230

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Balance Sheets

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$3,296,583	$3,320,404
Prepaid expenses	47	187
Interest receivable	6,403	4,144

Total assets	$3,303,033	$3,324,735

Liabilities
Accounts payable	$—	$493
Accrued expenses	99,378	80,822

Total liabilities	99,378	81,315

Commitments and Contingencies (Note 4)

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at June 30, 2005 and December 31, 2004)	—	—
Retained earnings	3,203,655	3,243,420

Total members’ equity	3,203,655	3,243,420

Total liabilities and members’ equity	$3,303,033	$3,324,735

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

June 30, 2005 and December 31, 2004

	Class A Membership Units	Retained Earnings	Total
Balance, December 31, 2003	10,000,000	907,803	907,803
Net income	—	2,335,617	2,335,617

Balance, December 31, 2004	10,000,000	3,243,420	3,243,420
Net loss (unaudited)	—	(39,765)	(39,765)

Balance, June 30, 2005 (unaudited)	10,000,000	$3,203,655	$3,203,655

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Cash Flows

For the Six Months Ended

June 30, 2005 and 2004

	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(39,765)	$2,299,461
Reconciliation of net (loss) income to cash flows provided by (used in) operating activities
Decrease (increase) in prepaid expenses	140	(16,472)
Increase in interest receivable	(2,259)	(1,034)
Decrease in accounts payable	(493)	(58,404)
Increase (decrease) in accrued expenses	18,556	(29,679)

Cash flows (used in) provided by operating activities	(23,821)	2,193,872

Net (decrease) increase in cash and cash equivalents	(23,821)	2,193,872

Cash and cash equivalents at beginning of period	3,320,404	1,103,644

Cash and cash equivalents at end of period	$3,296,583	$3,297,516

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

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

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held in an account in the Company’s name at a highly-rated financial institution. Such amounts are invested in an institutional money market fund investing solely in direct obligations of the United States Government. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

June 30, 2005 and December 31, 2004

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

During 2004 and the first and second quarters of 2005, the Company did not make any distributions to holders of Class A Membership Units.

At June 30, 2005, the Company had no Class B Membership Units outstanding.

EBS Litigation, L.L.C.

Notes to Financial Statements

June 30, 2005 and December 31, 2004

The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net income (loss) - basic and diluted	$(19,951)	$2,384,073	$(39,765)	$2,299,461

Denominator
Weighted-average units outstanding - basic	10,000,000	10,000,000	10,000,000	10,000,000
Effect of potentially dilutive units	—	—	—	—

Units outstanding - diluted	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted loss per unit	$(0.002)	$0.238	$(0.004)	$0.230

4.	Commitments and Contingencies

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

5.	Subsequent Event

On July 21, 2005, the Company distributed $2,000,000 to all Class A Membership Unit holders of record as of July 14, 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2004 through June 30, 2004 (unaudited), January 1, 2005 through June 30, 2005 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. For the year ended December 31, 2003, the Company received defendant payment revenue of $615,940. For the year ended December 31, 2004, the Company received approximately $2.7 million in defendant payment revenue. During the three months ended June 30, 2005 and 2004, the Company received defendant payment revenue of $10,000 and $2,490,570, respectively. For the six month periods ended June 30, 2005 and 2004, the Company received defendant payment revenue of $11,955 and $2,490,570, respectively. The Company may recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment income.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $22,000, $7,000, $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the three month periods ended June 30, 2005 and 2004, the Company recognized approximately $18,607 and $2,732 of interest income, respectively. During the six month periods ended June 30, 2005 and 2004, the Company recognized interest income of approximately $33,439 and $3,871, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $338,000, $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000, for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the three month periods ended June 30, 2005 and 2004, the Company had expenses of approximately $48,558 and $109,229, respectively. During the six month periods ended June 30, 2005 and 2004, the Company had expenses of approximately $85,159 and $194,980, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

At December 31, 2004, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $3.3 million, $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At June 30, 2005, the Company had cash and cash equivalents of approximately $3.3 million. On July 21, 2005, the Company distributed an aggregate of $2,000,000 to all Class A Membership Unit holders of record as of July 14, 2005. When deciding the amount and timing of the July distribution, the Manager considered, among other things, (i) the terms of the Members Agreement governing distributions and (ii) the possible amount of future administrative and other costs and expenses of the Company. During 2004, 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The Company made no distributions during the three and six month periods ending June 30, 2004. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

Prior to the Litigation being filed, in February 2003, the District Court hearing the Litigation referred the matter to mediation before a magistrate judge. The mediation took place on March 28, 2003. The mediation involved all claims involved in the Litigation, as well as the Fourth Party Complaint indemnification claims brought by the Edison Directors against the Company and EBS Pension pursuant to indemnification provisions in the Debtor’s Amended Joint Plan or Reorganization.

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the Class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the defendant class have opted out of the settlement. On May 13, 2004, the Company received a wire of $2,490,570 in settlement proceeds from counsel for the defendant class. The Company received an additional $10,000 in April 2005. Pursuant to the Order and Final Judgment, the Company will have a judgment in the amount of $5.00 per share against Class members who have not already paid to settle claims, with $.50 per share being paid to the defendant class representatives in satisfaction of their defense expenses. The Company is in the process of determining what steps, if any, should be taken as to these remaining Class members. There can be no assurances that the Company will recover any amounts on the judgement against class members who have not already paid.

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

Quarterly Results

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Total income for the six months ended June 30, 2005 and 2004, was $45,394 and $2,494,441, respectively. This decrease is due primarily to the decrease in defendant payment income.

Total expenses decreased for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, by $109,821 due primarily to decreases in legal fees, insurance costs and transfer agent and settlement administration fees.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

On May 16, 2005, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS LITIGATION, L.L.C.

/s/ Peter N. Wang
Peter N. Wang, Manager

Date: August 15, 2005