Form 10-Q
period 2005-09-30
EBS LITIGATION LLC
filed 2005-11-14
CIK 1066463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes   ☒    No  ☐

At November 1, 2005 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

EBS LITIGATION, L.L.C.

Income Statement

September 30, 2005 and December 31, 2004

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Interest	$11,185	$6,885	$44,624	$10,755
Defendant payment income	20,815	161,370	32,770	2,651,940

Total income	32,000	168,255	77,394	2,662,695

Expenses
Legal fees	—	7,406	8,518	106,594
Insurance	16,623	17,500	47,385	70,958
Transfer agent and settlement administration fees	4,000	4,000	9,000	12,000
Accounting fees	7,500	7,500	22,500	23,580
Manager fees	211	13,205	22,915	29,184
Other	1,071	3,121	4,246	5,395

Total expenses	29,405	52,732	114,564	247,711

Net income (loss)	$2,595	$115,523	$(37,170)	$2,414,984

Net income (loss) per unit - basic and diluted	$0.000	$0.012	$(0.004)	$0.241

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Balance Sheet

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Cash and cash equivalents Available for general operations	$1,208,559	$3,320,404
Prepaid expenses	33,091	187
Interest receivable	2,881	4,144

Total assets	$1,244,531	$3,324,735

Liabilities
Accounts payable	$—	$493
Accrued expenses	38,281	80,822

Total liabilities	38,281	81,315

Commitments and Contingencies (Note 5)

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at September 30, 2005 and December 31, 2004)	—	—
Retained earnings	1,206,250	3,243,420

Total members’ equity	1,206,250	3,243,420

Total liabilities and members’ equity	$1,244,531	$3,324,735

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

September 30, 2005 and December 31, 2004

	Class A Membership Units	Retained Earnings	Total
Balance, December 31, 2003	10,000,000	$907,803	$907,803

Net income	—	2,335,617	2,335,617

Balance, December 31, 2004	10,000,000	3,243,420	3,243,420

Net loss (unaudited)	—	(37,170)	(37,170)

Capital distribution (unaudited)	—	(2,000,000)	(2,000,000)

Balance, September 30, 2005 (unaudited)	10,000,000	$1,206,250	$1,206,250

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Cash Flows

For the Nine Months Ended

September 30, 2005 and 2004

	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities
Net (loss) income	$(37,170)	$2,414,984
Reconciliation of net (loss) income to cash flows provided by (used in) operating activities Increase in prepaid expenses	(32,904)	(70)
(Increase) decrease in interest receivable	1,263	(2,216)
Decrease in accounts payable	(493)	(85,612)
Decrease in accrued expenses	(42,541)	(43,857)

Cash flows (used in) provided by operating activities	(111,845)	2,283,229

Cash flows used in financing activities
Capital distribution	(2,000,000)	—

Cash flows used in financing activities	(2,000,000)	—

Net (decrease) increase in cash and cash equivalents	(2,111,845)	2,283,229

Cash and cash equivalents at beginning of period	3,320,404	1,103,644

Cash and cash equivalents at end of period	$1,208,559	$3,386,873

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

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

EBS Litigation, L.L.C.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

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

The Company made distributions to its Class A Membership Unit holders of record as of July 14, 2005 on July 21, 2005 and July 29, 2005 in the amounts of $1,938,872 and $61,128, respectively.

At September 30, 2005, the Company had no Class B Membership Units outstanding.

EBS Litigation, L.L.C.

Notes to Financial Statements

September 30, 2005 and December 31, 2004

The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the three months ended September 30,		For the nine months ended September 30,
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)

Numerator
Net income (loss) - basic and diluted	$2,595	$115,523	$(37,170)	$2,414,984

Denominator
Weighted-average units outstanding - basic	10,000,000	10,000,000	10,000,000	10,000,000
Effect of potentially dilutive units	—	—	—	—

Units outstanding - diluted	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted income (loss) per unit	$0.00	$0.01	$(0.00)	$0.24

4.	Commitments and Contingencies

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2004 through September 30, 2004 (unaudited), January 1, 2005 through September 30, 2005 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. For the year ended December 31, 2003, the Company received defendant payment revenue of $615,940. For the year ended December 31, 2004, the Company received approximately $2.7 million in defendant payment revenue. During the three months ended September 30, 2005 and 2004, the Company received defendant payment revenue of $20,815 and $161,370, respectively. For the nine month periods ended September 30, 2005 and 2004, the Company received defendant payment revenue of $32,770 and $2,651,940, respectively. The Company may recognize defendant payment revenue in future periods as the Unresolved Avoidance Claims are prosecuted, settled further, or both. However, there can be no assurance that the Company will recognize any further defendant payment income.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $22,000, $7,000, $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the three month periods ended September 30, 2005 and 2004, the Company recognized $11,185 and $6,885 of interest income, respectively. During the nine month periods ended September 30, 2005 and 2004, the Company recognized interest income of $44,624 and $10,755, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $338,000, $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000, for the years ended December 31, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the three month periods ended September 30, 2005 and 2004, the Company had expenses of $29,405 and $52,732, respectively. During the nine month periods ended September 30, 2005 and 2004, the Company had expenses of $114,564 and $247,711, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

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

At December 31, 2004, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $3.3 million, $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At September 30, 2005, the Company had cash and cash equivalents of approximately $1.2 million. The Company made distributions to its Class A Membership Unit holders of record as of July 14, 2005, on July 21, 2005 and July 29, 2005 in the amounts of $1,938,872 and $61, 128, respectively. When deciding the amount and timing of the July distribution, the Manager considered, among other things, (i) the terms of the Members Agreement governing distributions and (ii) the possible amount of future administrative and other costs and expenses of the Company. During 2004, 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The Company made no distributions during the three and nine month periods ending September 30, 2004. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the terms of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

Quarterly Results

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Total income for the nine months ended September 30, 2005 and 2004, was $77,394 and $2,662,695, respectively. This decrease is due primarily to the decrease in defendant payment income.

Total expenses decreased for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, by $133,147 due primarily to decreases in legal fees, insurance costs and transfer agent and settlement administration fees.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

(b) Reports on Form 8-K

On August 15, 2005, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS LITIGATION, L.L.C.

/s/ Peter N. Wang
Peter N. Wang, Manager

Date: November 14, 2005