Form 10-Q
period 2006-03-31
EBS LITIGATION LLC
filed 2006-05-15
CIK 1066463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

At May 13, 2006 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS LITIGATION, L.L.C.

Statements of Operations

For the Three Month Periods

Ended March 31, 2006 and 2005

	2006	2005
	(unaudited)	(unaudited)
Income
Interest	$10,667	$14,832
Defendant payment income	—	1,955

Total income	$10,667	$16,787

Expenses
Legal fees	$—	$4,518
Insurance	16,413	11,060
Transfer agent and settlement administration fees	9,500	4,000
Accounting fees	7,500	7,500
Manager fees	14,868	7,918

Other	72	1,605

Total expenses	48,353	36,601

Net loss	$(37,686)	$(19,814)

Net loss per unit - basic and diluted	$(0.004)	$(0.002)

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Balance Sheets

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,168,475	$1,176,678
Prepaid expenses	121	16,606
Interest receivable	3,849	3,332

Total assets	$1,172,445	$1,196,616

Liabilities
Accounts payable	$—	$—
Accrued expenses	83,389	69,874

Total liabilities	83,389	69,874

Commitments and Contingencies (Note 4)

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at March 31, 2006 and December 31, 2005)	—	—
Retained earnings	1,089,056	1,126,742

Total members’ equity	1,089,056	1,126,742

Total liabilities and members’ equity	$1,172,445	$1,196,616

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

March 31, 2006 and December 31, 2005

	Class A Membership Units	Retained Earnings	Total
Balance, December 31, 2004	10,000,000	$3,243,420	$3,243,420
Capital distribution	—	(2,000,000)	(2,000,000)
Net loss	—	(116,678)	(116,678)

Balance, December 31, 2005	10,000,000	1,126,742	1,126,742
Net loss (unaudited)	—	(37,686)	(37,686)

Balance, March 31, 2006 (unaudited)	10,000,000	$1,089,056	$1,089,056

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Cash Flows

For the Three Months Ended

March 31, 2006 and 2005

	2006	2005
	(unaudited)	(unaudited)
Net loss	$(37,686)	$(19,814)
Reconciliation of net loss to cash flows provided by (used in) operating activities
Decrease in prepaid insurance	16,485	70
Increase in interest receivable	(517)	(1,505)
Decrease in accounts payable	—	(493)
Increase in accrued expenses	13,515	22,146

Cash flows (used in) provided by operating activities	(8,203)	404

Net (decrease) increase in cash and cash equivalents	(8,203)	404
Cash and cash equivalents at beginning of period	1,176,678	3,320,404

Cash and cash equivalents at end of period	$1,168,475	$3,320,808

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

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

The Company has determined that all reasonable efforts to collect further proceeds from the settlement of the claims in the Litigation have been taken, has no intention at present to request another extension of the term of the Company and has begun preparations for the dissolution of the Company. In that connection, the Manager expects to make one or more distributions to the Class A Membership Unit holders during the current fiscal year in connection with the dissolution, and to pay or provide for the anticipated remaining expenses, liabilities, and contingencies of the Company. The Company will make the appropriate filings with Delaware state authorities, federal and state tax authorities, and the United States Securities and Exchange Commission in connection with the dissolution.

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2005 through December 31, 2005, January 1, 2005 through March 31, 2005 (unaudited) and January 1, 2006 through March 31, 2006 (unaudited).

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held in an account in the Company’s name at a highly-rated financial institution. Such amounts are invested in an institutional money market fund investing solely in direct obligations of the United States Government which have maturities three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

The Company’s cash and cash equivalents represent the sum of the aggregate Dave & Buster’s, Inc. Spinoff Settlement Proceeds and the L.L.C. Funding Amount. These funds will be used for general operations and to make distributions and provide for reserves in connection with the dissolution of the Company. Any amounts not so used will be made available for future distributions to holders of Class A Membership Unitholders.

EBS Litigation, L.L.C.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

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

EBS Litigation, L.L.C.

Notes to Financial Statements

March 31, 2006 and December 31, 2005

The Company made distributions to its Class A Membership Unit holders of record as of July 14, 2005 on July 21, 2005 and July 29, 2005 in the amounts of $1,938,872 and $61,128, respectively.

At March 31, 2006, the Company had no Class B Membership Units outstanding.

The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Numerator
Net loss - basic and diluted	$(37,686)	$(19,814)

Denominator
Weighted-average units outstanding - basic	10,000,000	10,000,000
Effect of potentially dilutive units	—	—

Units outstanding - diluted	10,000,000	10,000,000

Basic and diluted loss per unit	$(0.004)	$(0.002)

4.	Commitments and Contingencies

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the matter of EBS Litigation, L.L.C. v. Barclays Global Investors, et. al (“the case”). The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against Barclays Global Investors, et. al. (“the defendant class”). The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims resulting from the case. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster’s share received in the dividend, with $0.50 per share going to defray the litigation costs and fees incurred by the class representatives (Barclays Global Investors, N.A., Greenway Partners, L.P., and Greentree Partners, L.P.) of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the class in excess of $1,800,000. To the Company’s knowledge, the contingencies have been met and no members of the Defendant Class have opted out of the settlement. On May 13, 2004, the Company received a wire of $2,490,570 in settlement proceeds from counsel for the defendant class. The Company received an additional $10,000 in April 2005. Pursuant to the Order and Final Judgment, the Company will have a judgment in the amount of $5.00 per share against class members who have not already paid to settle claims, with $0.50 per share being paid to the defendant class representatives in satisfaction of their defense expenses. The Company does not anticipate that it will be able to make further collections from these remaining class members.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2005 through March 31, 2005 (unaudited), January 1, 2006 through March 31, 2006 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. For the year ended December 31, 2003, the Company received defendant payment revenue of $615,940. For the year ended December 31, 2004, the Company received approximately $2.7 million in defendant payment revenue. For the year ended December 31, 2005, the Company received $32,770 in defendant payment revenue. During the three months ended March 31, 2006, the Company received no defendant payment revenue. During the three months ended March 31, 2005, the Company received defendant payment revenue of $1,955. At this point, the Company does not expect to recognize additional defendant payment revenue in future periods.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $54,000, $22,000, $7,000, $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the three month periods ended March 31, 2006 and 2005, the Company recognized approximately $10,667 and $14,832 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $203,000, $338,000, $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000, for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the three month periods ended March 31, 2006 and 2005, the Company had expenses of approximately $48,353 and $36,601, respectively. These expenses are expected to fluctuate in future periods primarily based on activity in any period in the D & B Spinoff Litigation.

Pursuant to Section 5.1(f) of the Plan, the Company and EBS Pension have agreed to indemnify the Debtors (as defined in the Plan) and their present or former officers, directors and employees from and against any losses, claims, damages or liabilities by reason of any actions arising from or relating to the Company and any actions taken or proceeding commenced by the Company (other than with respect to any Unresolved Avoidance Claims that the Company may have against such persons other than in their capacities as officers, directors or employees of the Debtors). Indemnification must first be sought from any applicable officers’ and directors’ insurance policy, and then from the $1.5 million reserve (the “Reserve”) established by EBS Pension L.L.C. (“EBS Pension”). As is discussed below, the former and current directors of Dave & Busters, Inc. (the “D&B Third-party Defendants”) filed an indemnification claim seeking recovery from the Reserve, which claim has been settled.

At December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.2 million, $3.3 million, $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At March 31, 2006, the Company had cash and cash equivalents of approximately $1.2 million. During 2005, the Company made distributions to its Class A Membership Unit holders of record as of July 14, 2005, on July 21, 2005, and July 29, 2005, in the amounts of $1,938,872 and $61,128, respectively. When deciding the amount and timing of the July 2005 distribution, the Manager considered, among other things, (i) the terms of the Members Agreement governing distributions, and (ii) the probable amount of future administrative and other costs and expenses of the Company. During 2004, 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The Company made no distributions during the three month periods ending March 31, 2006 and 2005. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

On March 31, 2004 the District Court granted the motion to approve the settlement of all claims in the Litigation. The settlement allowed for members of the defendant class to opt out of the portion of the settlement addressing the claims of the Company against the defendant class. The District Court’s Order and Final Judgment provides for releases of all Third-party claims and Fourth-party claims brought in the Litigation. The Order and Final Judgment requires members of the defendant class to pay $5.00 per Dave & Buster share received in the dividend, with $.50 per share going to defray the litigation costs and fees incurred by the Class Representatives on behalf of the defendant class, and the remaining $4.50 per share being paid to the Company. The Order and Final Judgment was subject to various contingencies, including the receipt by counsel for the defendant class of settlement payments by members of the Class in excess of $1.8 million dollars. To our knowledge, the contingencies have been met and no members of the defendant class have opted out of the settlement. On May 13, 2004, the Company received a wire of $2,490,570 in settlement proceeds from counsel for the defendant class. The Company received an additional $10,000 in April 2005. Pursuant to the Order and Final Judgment, the Company will have a judgment in the amount of $5.00 per share against Class members who have not already paid to settle claims, with $.50 per share being paid to the defendant class representatives in satisfaction of their defense expenses. The Company does not anticipate that it will be able to make further collections from these remaining class members.

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

Quarterly Results

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Total income for the three months ended March 31, 2006 and 2005, was $10,667 and $16,787, respectively. This decrease is due to a decrease in defendant payment revenue.

Total expenses increased for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, by $11,752 due primarily to increases in Insurance costs, transfer agent fees and manager fees.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of

1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

Date: May 15, 2006