Form 10-Q
period 2006-06-30
EBS LITIGATION LLC
filed 2006-08-14
CIK 1066463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At August 15, 2006 there were 10,000,000 Class A Membership Units outstanding and no Class B Membership Units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EBS LITIGATION, L.L.C.

Statements of Operations

For the Three and Six Month Periods

Ended June 30, 2006 and 2005

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Interest	$11,772	$18,607	$22,439	$33,439
Defendant payment income	—	10,000	—	11,955

Total income	11,772	28,607	22,439	45,394

Expenses
Legal fees	—	4,000	—	8,518
Insurance	13,560	19,702	29,972	30,762
Transfer agent and settlement administration fees	9,500	1,000	19,000	5,000
Accounting fees	7,500	7,500	15,000	15,000
Manager fees	3,733	14,786	18,601	22,704
Other	2,072	1,570	2,145	3,175

Total expenses	36,365	48,558	84,718	85,159

Net loss	$(24,593)	$(19,951)	$(62,279)	$(39,765)

Net loss per unit - basic and diluted	$(0.002)	$(0.002)	$(0.006)	$(0.004)

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Balance Sheets

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and cash equivalents
Available for general operations	$1,079,357	$1,176,678
Prepaid expenses	17,624	16,606
Interest receivable	3,834	3,332

Total assets	$1,100,815	$1,196,616

Liabilities
Accrued expenses	$36,352	$69,874

Total liabilities	36,352	69,874

Commitments and Contingencies (Note 4)

Members’ equity
Membership Units (Class A - 10,000,000 authorized, issued and outstanding at June 30, 2006 and December 31, 2005)	—	—
Retained earnings	1,064,463	1,126,742

Total members’ equity	1,064,463	1,126,742

Total liabilities and members’ equity	$1,100,815	$1,196,616

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Changes in Members’ Equity

For the Periods Ended

June 30, 2006 and December 31, 2005

	Class A Membership Units	Retained Earnings	Total
Balance, December 31, 2004	10,000,000	$3,243,420	$3,243,420
Capital distribution	—	(2,000,000)	(2,000,000)
Net loss	—	(116,678)	(116,678)

Balance, December 31, 2005	10,000,000	1,126,742	1,126,742
Net loss (unaudited)	—	(62,279)	(62,279)

Balance, June 30, 2006 (unaudited)	10,000,000	$1,064,463	$1,064,463

The accompanying notes are an integral part of these financial statements.

EBS LITIGATION, L.L.C.

Statements of Cash Flows

For the Six Months Ended

June 30, 2006 and 2005

	2006	2005
	(unaudited)	(unaudited)
Net loss	$(62,279)	$(39,765)
Reconciliation of net loss to cash flows used in operating activities
(Increase) decrease in prepaid insurance	(1,018)	140
Increase in interest receivable	(502)	(2,259)
Decrease in accounts payable	—	(493)
(Decrease) increase in accrued expenses	(33,522)	18,556

Cash flows used in operating activities	(97,321)	(2,382)

Net decrease in cash and cash equivalents	(97,321)	(2,382)
Cash and cash equivalents at beginning of period	1,176,678	3,320,404

Cash and cash equivalents at end of period	$1,079,357	$3,296,583

The accompanying notes are an integral part of these financial statements.

EBS Litigation, L.L.C.

Notes to Financial Statements

June 30, 2006 and 2005 and December 31, 2005

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

Basis of Presentation

These financial statements include the accounts of the Company for the periods from January 1, 2005 through December 31, 2005, January 1, 2005 through June 30, 2005 (unaudited), January 1, 2006 through June 30, 2006 (unaudited), April 1, 2005 through June 30, 2005 (unaudited) and April 1, 2006 through June 30, 2006 (unaudited).

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

EBS Litigation, L.L.C.

Notes to Financial Statements

June 30, 2006 and 2005 and December 31, 2005

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

EBS Litigation, L.L.C.

Notes to Financial Statements

June 30, 2006 and 2005 and December 31, 2005

The Company made distributions to its Class A Membership Unit holders of record as of July 14, 2005 on July 21, 2005 and July 29, 2005 in the amounts of $1,938,872 and $61,128, respectively.

At June 30, 2006, the Company had no Class B Membership Units outstanding.

The following table sets forth the computation of basic and diluted income (loss) per unit for the periods ended:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator
Net loss - basic and diluted	$(24,593)	$(19,952)	$(62,279)	$(39,765)

Denominator
Weighted-average units outstanding - basic	10,000,000	10,000,000	10,000,000	10,000,000
Effect of potentially dilutive units	—	—	—	—

Units outstanding - diluted	10,000,000	10,000,000	10,000,000	10,000,000

Basic and diluted loss per unit	$(0.002)	$(0.002)	$(0.006)	$(0.004)

4.	Commitments and Contingencies

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998 and as of and for the periods ended December 31, 1997, January 1, 2005 through June 30, 2005 (unaudited), January 1, 2006 through June 30, 2006 (unaudited), and of certain factors that may affect the Company’s prospective financial condition and results of operations. The following should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere herein and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from the results expressed in, or implied by, such statements.

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

On October 16, 1997, the Company received the L.L.C. Funding Amount of $2 million. The Company recognizes income from amounts received from the prosecution, settlement and liquidation of the Unresolved Avoidance Claims. To date, the Company has only received settlement amounts. During the period ended December 31, 1997, the Company received approximately $10.0 million in D&B Spinoff Settlement Proceeds. The D&B Spinoff Settlement Period was to initially expire on October 27, 1997, at which time the Company had received approximately $7.8 million in D&B Spinoff Settlement Proceeds. However, many defendants were not able to accept the D&B Spinoff Settlement by the initial deadline for reasons including, without limitation, (a) the time lag attendant to the transmission of settlement-related documents from record holders to their beneficial holders, and (b) the desire of certain D&B Spinoff Stockholders to consult with counsel or other advisors prior to participating in the D&B Spinoff Settlement. The Manager therefore decided that an extension of the D&B Spinoff Settlement Period was in the best interests of the Company. The extension permitted the recovery of additional D&B Settlement Proceeds of approximately $2.2 million between October 27, 1997 and December 31, 1997, approximately $5.0 million for the year ended December 31, 1998 and none for the years ended December 31, 2001, 2000 and 1999. For the year ended December 31, 2002, the Company received approximately $211,000 in D&B Settlement Proceeds. For the year ended December 31, 2003, the Company received defendant payment revenue of $615,940. For the year ended December 31, 2004, the Company received approximately $2.7 million in defendant payment revenue. For the year ended December 31, 2005, the Company received $32,770 in defendant payment revenue. During the six months ended June 30, 2005, the Company received defendant payment revenue of $11,955. During the six months ended June 30, 2006, the Company received no defendant payment revenue. At this point, the Company does not expect to recognize additional defendant payment revenue in future periods.

The Company also recognizes income from interest earned on Avoidance Claim Proceeds. The Company invests Avoidance Claim Proceeds in a money market fund investing solely in direct obligations of the United States Government. The Members Agreement permits all funds received by the Company to be temporarily invested in United States treasury bills and notes with maturities of 12 months or less, institutional money market funds, and demand or time deposits with U.S. federal or state commercial banks having primary capital of not less than $500 million. During the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, the Company recognized approximately $54,000, $22,000, $7,000, $13,000, $51,000, $98,000, $92,000, $388,000 and $106,000 of interest income, respectively. During the six month periods ended June 30, 2006 and 2005, the Company recognized approximately $22,439 and $33,439 of interest income, respectively. The amount of interest income recognized by the Company in future periods will be dependent on, among other things, (1) fluctuations in interest rates, (2) the amounts and timing of any Avoidance Claims Proceeds received in the future, (3) the amounts and timing of any distributions to holders of Class A Membership Units, and (4) the amount and timing of the Company’s expenses.

The Company’s expenses consist primarily of fees payable to the Company’s lawyers and accountants, insurance expenses, the Transfer Agent and the Manager. The Company had expenses of approximately $203,000, $338,000, $363,000, $691,000, $442,000, $489,000, $299,000, $671,000 and $176,000, for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999 and 1998, and the period ended December 31, 1997, respectively. During the six month periods ended June 30, 2006 and 2005, the Company had expenses of approximately $84,718 and $85,159, respectively.

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

At December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, the Company had cash and cash equivalents of approximately $1.2 million, $3.3 million, $1.1 million, $778,000, $ 1.2 million, $1.5 million, $1.9 million, $3.0 million and $12.0 million, respectively. At June 30, 2006, the Company had cash and cash equivalents of approximately $1.1 million. During 2005, the Company made distributions to its Class A Membership Unit holders of record as of July 14, 2005, on July 21, 2005, and July 29, 2005, in the amounts of $1,938,872 and $61,128, respectively. When deciding the amount and timing of the July 2005 distribution, the Manager considered, among other things, (i) the terms of the Members Agreement governing distributions, and (ii) the probable amount of future administrative and other costs and expenses of the Company. During 2004, 2003, 2002, 2001 and 2000, the Company did not make any distributions to holders of Class A Membership Units. During 1999, the Company distributed an aggregate amount of $0.8 million to holders of Class A Membership Units. During 1998, the Company distributed an aggregate amount of $13.7 million to holders of Class A Membership Units. During 1997, the Company did not make any distributions to holders of Class A Membership Units. The Company made no distributions during the six month periods ending June 30, 2006 and 2005. The amount and timing of any future distributions of Avoidance Claim Proceeds will be determined by the Manager in accordance with the term of the Members Agreement. There can be no assurance as to the amount (if any) of any further distributions that will be made.

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

In September 2004, the Company filed a motion with the Bankruptcy Court to reopen the bankruptcy case of Edison Brothers Stores, Inc. for the limited purpose of extending the term of the Company. As mentioned above, Section 1.4 of the Company’s Members Agreement originally limited the Company’s existence to three years subject to extension(s) approved by the Bankruptcy Court for good cause shown. In September 2004, the Bankruptcy Court granted the Company’s motion to extend the existence of the Company for an additional two-year term. The current term for the existence of the Company will expire on September 19, 2006.

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

Quarterly Results

Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

Total income for the three months ende June 30, 2006 and 2005 was $11,772 and $28,607, respectively. This decrease is due primarily to a decrease in defendant payment revenue.

Total income for the six months ended June 30, 2006 and 2005 was $22,439 and $45,394, respectively. This decrease is due to a decrease in defendant payment revenue.

Total expenses decreased for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, by $12,194, due primarily to decreases in Insurance costs and manager fees.

Total expenses decreased for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, by $441, due primarily to decreases in Insurance costs and manager fees.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported with the time periods specified in the Securities and Exchange Commission rules and forms. As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures are effective.

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

On May 15, 2006, the Company filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) providing for the Company’s Manager’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EBS LITIGATION, L.L.C.

/s/ Peter N. Wang
Peter N. Wang, Manager

Date: August 14, 2006